Form 10-Q
period 2019-03-31
TCR2 THERAPEUTICS INC.
filed 2019-05-13
CIK 1750019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	TCRR	The Nasdaq Stock Market, LLC

As of May 6, 2019, there were 23,940,025 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

TCR2 Therapeutics Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of TCR2 Therapeutics Inc. ("we," "us," and "our") contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could”, “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects”, “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements appear in a number of places in this Quarterly Report on Form 10-Q and include, but are not limited to, statements about:

•	the timing of preclinical studies and clinical trials of TC-210, TC-110 and any other product candidates;

•	our need to raise additional funding before we can expect to generate any revenues from product sales;

•	our ability to submit our planned INDs and conduct successful clinical trials or obtain regulatory approval for TC-210, TC-110 or any other product candidates that we may identify or develop;

•	the ability of our TRuC-T cell platform to generate and advance additional product candidates;

•	our ability to establish an adequate safety, potency and purity profile for TC-210, TC-110 or any other product candidates that we may pursue;

•
our ability to manufacture TC-210, TC-110 or any other product candidate in conformity with the U.S. Food and Drug Administration’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;

•	the implementation of our strategic plans for our business, any product candidates we may develop and our technology;

•	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	the rate and degree of market acceptance and clinical utility for any product candidates we may develop;

•	our expectations related to the use of proceeds from our initial public offering;

•	our estimates regarding our expenses, future revenues, capital requirements and our needs for additional financing;

•	our ability to maintain and establish collaborations;

•	our financial performance;

•	our ability to effectively manage our anticipated growth;

•	developments relating to our competitors and our industry, including the impact of government regulation;

•	our estimates regarding the market opportunities for our product candidates;

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act;

•	our financial performance; and

•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018 and in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

Part I

Item 1. Financial Statements

TCR2 THERAPEUTICS INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$46,405	$47,674
Investments	115,251	75,493
Prepaid expenses and other current assets	3,929	2,326
Total current assets	165,585	125,493

Property and equipment, net	1,936	1,638
Investments, non-current	30,048	—
Restricted cash	290	290
Deferred offering costs	—	2,012
Total assets	$197,859	$129,433

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Accounts payable	$2,830	$2,663
Accrued expenses and other current liabilities	2,527	2,802
Total current liabilities	5,357	5,465

Other liabilities	455	434
Total liabilities	5,812	5,899

Commitments and contingencies (Note 6)

Redeemable convertible preferred stock
Series A preferred stock, $0.0001 par value; no shares and 45,000,000 authorized at March 31, 2019 and December 31, 2018; no shares and 44,500,001 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	—	72,980
Series B preferred stock, $0.0001 par value; no shares and 62,500,000 authorized at March 31, 2019 and December 31, 2018, respectively; no shares and 62,500,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	—	136,250
Total redeemable convertible preferred stock	—	209,230

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value. 10,000,000 and no shares authorized, issued or outstanding at March 31, 2019 and December 31, 2018, respectively.	—	—
Common stock, $0.0001 par value; 150,000,000 and 20,988,730 shares authorized at March 31, 2019 and December 31, 2018, respectively; 23,940,025 and 914,602 shares issued at March 31, 2019 and December 31, 2018, respectively; 23,792,193 and 726,994 shares outstanding at March 31, 2019 and December 31, 2018, respectively.	2	—
Additional paid-in capital	336,939	—
Accumulated other comprehensive income (loss)	1	(106)
Accumulated deficit	(144,895)	(85,590)
Total stockholders’ equity (deficit)	192,047	(85,696)
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$197,859	$129,433

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses
Research and development	$7,889	$2,893
General and administrative	2,886	1,220
Total operating expenses	10,775	4,113
Loss from operations	(10,775)	(4,113)

Interest income, net	872	127
Net loss	(9,903)	(3,986)

Accretion of redeemable convertible preferred stock to redemption value	(49,900)	(10,833)
Net loss attributable to common stockholders	$(59,803)	$(14,819)

Per share information
Net loss per share attributable to common stockholders, basic and diluted	$(4.85)	$(28.90)

Weighted average shares outstanding, basic and diluted	12,328,805	512,685

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(9,903)	$(3,986)
Unrealized (loss) gain on investments	107	(17)
Comprehensive loss	$(9,796)	$(4,003)

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock							Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Series A		Series B		Common Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	44,500,001	47,102	—	—	435,630	—	—	(26,324)	—	$(26,324)
Sale of Series B preferred stock, net of issuance costs of $170	—	—	60,000,000	119,830	—	—	—	—	—	—
Reclassification of shares issued and previously subject to repurchase	—	—	—	—	39,778	—	—	—	—	—
Exercise of stock options and warrants	—	—	—	—	123,270	—	104	—	—	104
Stock-based compensation expense	—	—	—	—	—	—	283	—	—	283
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	—	(17)	(17)
Accretion of redeemable preferred stock to redemption value	—	9,413	—	1,420	—	—	(387)	(10,446)	—	(10,833)
Net loss	—	—	—	—	—	—	—	(3,986)	—	(3,986)
Balance at March 31, 2018	44,500,001	$56,515	60,000,000	$121,250	598,678	$—	$—	$(40,756)	$(17)	$(40,773)

	Redeemable Convertible Preferred Stock							Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Series A		Series B		Common Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	44,500,001	$72,980	62,500,000	$136,250	726,994	$—	$—	$(85,590)	$(106)	$(85,696)
Reclassification of shares issued and previously subject to repurchase	—	—	—	—	39,776	—	—	—	—	—
Exercise of stock options and warrants	—	—	—	—	124	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,141	—	—	1,141
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	—	107	107
Accretion of redeemable preferred stock to redemption value	—	34,789	—	15,111	—	—	(498)	(49,402)	—	(49,900)
Conversion of shares upon IPO	(44,500,001)	(107,769)	(62,500,000)	(151,361)	17,275,299	2	259,128	—	—	259,130
Initial public offering, net of issuance costs	—	—	—	—	5,750,000	—	77,168	—	—	77,168
Net loss	—	—	—	—	—	—	—	(9,903)	—	(9,903)
Balance at March 31, 2019	—	$—	—	$—	23,792,193	$2	$336,939	$(144,895)	$1	$192,047

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(9,903)	$(3,986)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	135	76
Stock-based compensation expense	1,141	283
Accretion on investments	(131)	(18)
Changes in operating assets and liabilities:
Interest receivable on investments	(157)	(51)
Prepaid expenses and other current assets	(1,207)	583
Accounts payable	(401)	221
Accrued expenses and other liabilities	(310)	(120)
Cash used in operating activities	(10,833)	(3,012)

Investing activities:
Purchase of investments	(86,626)	(13,369)
Proceeds from maturity of investments	16,819	—
Purchases of equipment	(188)	(368)
Cash used in investing activities	(69,995)	(13,737)

Financing activities:
Proceeds from the sale of Series B preferred stock	—	120,000
Proceeds from initial public offering, net of issuance costs	80,213	—
Proceeds from the exercise of stock options	—	219
Deferred offering costs	(654)	(3)
Payment of issuance costs	—	(150)
Cash provided by financing activities	79,559	120,066

Net change in cash, cash equivalents, and restricted cash	(1,269)	103,317
Cash, cash equivalents, and restricted cash at beginning of year	47,964	20,101
Cash, cash equivalents, and restricted cash at end of period	$46,695	$123,418

Supplemental disclosure of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$259,130	$—
Accretion of redeemable convertible preferred stock to redemption value	49,900	10,833
Deferred offering costs included in accounts payable	392	—
Property and equipment additions in accounts payable	245	253
Reclassification of early exercise liability upon vesting of options	13	13

See accompanying notes to unaudited consolidated financial statements

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

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

Initial Public Offering

In February 2019, the Company completed the initial public offering of its common stock (the IPO) pursuant to which it issued and sold 5,750,000 shares of its common stock at a price to the public of $15.00 per share. The shares began trading on The Nasdaq Global Select Market on February 14, 2019. The aggregate net proceeds received by the Company from the offering were approximately $77,168, after deducting underwriting discounts and commissions and other offering expenses payable by the Company of $9,082. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 17,275,299 shares of common stock. Additionally, as of the closing of the IPO, the Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Reverse Stock Split

On February 1, 2019, the Company effected a 1-for-6.1938 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s redeemable convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the redeemable convertible preferred stock conversion ratios.

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

The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of March 31, 2019 of $191,704 will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these unaudited consolidated financial statements.

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

3. Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC), and reflect the financial position, results of operations and cash flows of the Company's business. Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2019 for the year ended December 31, 2018 (the 2018 Form 10-K). In the opinion of the Company's management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

Use of estimates

The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these unaudited consolidated financial statements include, but are not limited to, the fair value of the royalty transfer agreement obligations, the valuation of redeemable convertible preferred and common stock prior to the IPO, and the fair value of stock-based compensation awards granted under the Company’s equity-based compensation plans. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the unaudited consolidated financial statements, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

As of March 31, 2019, the Company has manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in either party’s ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Fair value of financial instruments

At March 31, 2019 and December 31, 2018, the Company’s financial instruments consist of money market funds, commercial paper, agency and corporate bonds and are included in investments. The

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2019 and December 31, 2018, cash equivalents consisted of U.S treasuries, corporate bonds and government-backed money market funds.

Investments

As of March 31, 2019, all investments were classified as available-for-sale and were carried at their estimated fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) until realized. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments in debt securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in earnings. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

Deferred offering costs

The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated at which time such costs are recorded against the gross proceeds of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the unaudited consolidated statements of operations.

Restricted cash

Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. Restricted cash includes amounts held as a security deposit in the form of a letter of credit for the Company’s leased facility.

Classification and accretion of redeemable convertible preferred stock

The Company has classified redeemable convertible preferred stock outside of stockholders’ equity (deficit) because the shares contain certain redemption features that are not solely within the control of the Company. The carrying value of the redeemable convertible preferred stock was accreted to redemption value at the end of each reporting period as if the end of the reporting period were the redemption date. Increases to the carrying value of redeemable convertible preferred stock were charged to additional paid-in capital or, in the absence of additional paid-in capital, charged to accumulated deficit.

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

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

Research and development expenses

Research and development costs are expensed as incurred and consist primarily of funds paid to third parties for the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, and regulatory compliance costs. At the end of the reporting period, the Company compares payments made to third party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs.

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

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

the deferred tax assets is required when it is not more likely than not that such deferred tax assets are not realizable.

Net loss per share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. The Company’s outstanding redeemable convertible preferred stock contractually entitles the holders of such shares to participate in distributions but contractually does not require the holders of such shares to participate in losses of the Company. Similarly, restricted stock awards granted by the Company entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding shares of common stock at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities, on an as converted basis have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2019 and 2018, as they would be antidilutive:

	Three Months Ended March 31,
	2019	2018
Series A redeemable convertible preferred stock	—	7,184,588
Series B redeemable convertible preferred stock	—	9,687,106
Stock options	2,072,650	1,077,519
Unvested shares of restricted stock	25,639	114,924
Common stock warrants	203,676	203,678
Total	2,301,965	18,267,815

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources (which excludes investments from owners). The Company’s only element of other comprehensive loss is unrealized gains and losses on investments.

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

Reconciliation of cash and cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited consolidated balance sheets to the total of the same such amounts shown in the unaudited consolidated statements of cash flows for the three months ended March 31, 2019 and 2018.

	March 31,
	2019	2018
Cash and cash equivalents	$46,405	$123,128
Restricted cash	290	290
Cash, cash equivalents, and restricted cash shown in the statements of cash flows	$46,695	$123,418

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

Recently issued accounting pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718) Improvements to Non-employee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Under this ASU, an entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of costs (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The guidance is applicable to public business entities for fiscal years beginning after December 15, 2018 including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which will require lessees to record most operating leases on their balance sheets, but recognize the expenses in the statements of operations in a manner similar to current practice. Under the new standard, lessees will be required to recognize a lease liability for the obligation to make lease payments, and an asset for the right to use the underlying asset for the lease term, for all leases with terms longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statements of operations. Expenses related to operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile, in which interest and amortization are presented separately in the statements of operations. The principal effect on the Company’s financial statements will be an increase in assets and liabilities.

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

The standard will be effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company will adopt the new standard beginning January 1, 2020. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to apply the standard either (1) on the January 1, 2020 effective date, or (2) the beginning of the earliest comparative period presented in its financial statements. The standard includes a number of practical expedients that the Company is evaluating and may elect to apply. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its consolidated financial statements and related disclosures.

Recently adopted accounting pronouncements

Beginning January 1, 2019, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The standard requires retrospective application in the consolidated statements of cash flows.

4. Investments and Fair Value Measurements

As of March 31, 2019, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Investments, non-current
Corporate bonds	$122,158	$36	$(44)	$122,150	$92,102	$30,048
Agency bonds	9,984	8	—	9,992	9,992	—
Commercial paper	10,912	1	—	10,913	10,913	—
Asset-backed securities	2,244	—	—	2,244	2,244	—
	$145,298	$45	$(44)	$145,299	$115,251	$30,048

As of December 31, 2018, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Investments, non-current
Corporate bonds	$58,029	$1	$(94)	$57,936	$57,936	$—
Agency bonds	9,966	—	(9)	9,957	9,957	—
Commercial paper	7,214	—	(4)	7,210	7,210	—
Asset-backed securities	390	—	—	390	390	—
	$75,599	$1	$(107)	$75,493	$75,493	$—

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

The amortized cost and estimated fair value of marketable securities, by contractual maturity:

	March 31, 2019
	Amortized Cost	Fair Value
Due within one year	$115,242	$115,251
Due after one year through five years	30,056	30,048
	$145,298	$145,299

	December 31, 2018
	Amortized Cost	Fair Value
Due within one year	$75,599	$75,493
Due after one year through five years	—	—
	$75,599	$75,493

The Company believes that the decline in value of its debt securities is temporary and primarily related to the change in market interest rates since purchase. The Company believes it is more likely than not that it will be able to hold these securities to maturity. Therefore, the Company anticipates full recovery of its debt securities’ amortized cost basis at maturity.

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

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

As of March 31, 2019, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based On
	Amortized Cost	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents (1)	$7,959	$7,959	$3,715	$4,244	$—
Corporate bonds	122,158	122,150	—	122,150	—
Agency bonds	9,984	9,992	—	9,992	—
Commercial paper	10,912	10,913	—	10,913	—
Asset-backed securities	2,244	2,244	—	2,244	—
	$153,257	$153,258	$3,715	$149,543	$—

During the three months ended March 31, 2019, there were no transfers among the Level 1, Level 2 and Level 3 categories.

As of December 31, 2018, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based On
	Amortized Cost	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents (1)	$45,974	$45,974	$45,108	$866	$—
Corporate bonds	58,029	57,936	—	57,936	—
Agency bonds	9,966	9,957	—	9,957	—
Commercial paper	7,214	7,210	—	7,210	—
Asset-backed securities	390	390	—	390	—
	$121,573	$121,467	$45,108	$76,359	$—

During the three months ended March 31, 2018, there were no transfers among the Level 1, Level 2 and Level 3 categories.

(1)
Includes cash sweep accounts, U.S. Treasury money market mutual fund, bank certificates of deposit, U.S. Treasury bills and corporate bonds that have a maturity of three months or less from the original acquisition date.

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

5. Property and Equipment

Property and equipment, net, consisted of:

	March 31, 2019	December 31, 2018
Laboratory equipment	2,398	2,118
Computer hardware and equipment	105	105
Furniture and fixtures	326	326
Leasehold improvements	84	34
Construction in-process	104	—
	3,017	2,583
Less: Accumulated depreciation and amortization	(1,081)	(945)
	$1,936	$1,638

Depreciation expense was $135 and $76 for the three months ended March 31, 2019 and 2018, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	March 31, 2019	December 31, 2018
Employee compensation and related benefits	$625	$1,676
Professional fees	576	342
Contract manufacturing organization fees	315	173
Contract research organization fees	265	232
University partnerships	257	162
Other	489	217
	$2,527	$2,802

7. Commitments and Contingencies

Leases

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not yet paid. Landlord allowances for tenant improvements are deferred and recognized as a reduction to rent expense on a straight-line basis and over the remaining lease term.

In March 2018, the Company entered into a lease for office and laboratory facilities that expires in July 2025. Under the terms of the lease, the Company placed $290 letter of credit into a restricted cash account as security for the facility.

In December 2018, the Company signed a collaboration agreement (the Collaboration Agreement) with Cell Therapy Catapult Limited (Catapult) to establish the Company's manufacturing process in Catapult’s GMP manufacturing facility in the United Kingdom. The initial term of the Collaboration Agreement is three years which began March 1, 2019. The Company can terminate the Collaboration Agreement earlier with twelve months’ notice and continued payment for contributions during the twelve-month termination period.

The Collaboration Agreement provides for Catapult to provide identified space, called a module, and other specified services. The Company has concluded that the Collaboration Agreement contains an embedded lease as the Company has the right to operate the module in a manner it determines. The Company also

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

concluded that it is not the deemed owner during modification of the module nor does the agreement represent a capital lease under ASC 840, “Leases”. As a result, the Collaboration Agreement will be accounted for as an operating lease. The Company determined the amounts to be representative of rent to be £300,000 per year based on the relative selling prices of the services being provided. This amount will be amortized annually on a straight-line basis as rent expense over the term of the embedded lease, commencing March 1, 2019.

The following table presents future minimum rent payments under non-cancellable operating leases with initial terms in excess of one year at March 31, 2019:

Minimum Rent Payments
Remainder of 2019	$2,017
2020	2,745
2021	2,457
2022	2,009
2023	2,002
Thereafter	3,116
Total minimum payments required	$14,346

Rent expense was $631 and $375 for the three months ended March 31, 2019 and 2018, respectively.

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock (see Note 7), certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in earnings. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and at March 31, 2019 and December 31, 2018. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation for the three months ended March 31, 2019 or 2018 nor has the Company accrued any liability as of March 31, 2019 or December 31, 2018.

8. Common Stock and Redeemable Convertible Preferred Stock

Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to the rights of holders of redeemable convertible preferred stock, common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends had been declared through March 31, 2019.

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

Redeemable convertible preferred stock

Upon completion of the IPO during February 2019, all redeemable convertible preferred stock was converted to common stock.

Prior to the IPO, the Company elected to accrete the carrying value of the Series A and B preferred stock to redemption value at the end of each reporting period as if the end of the reporting period were the redemption date, increases to the carrying value of redeemable convertible preferred stock are charged to additional paid-in capital or, in the absence of additional paid-in capital, charged to accumulated deficit.

Series A redeemable convertible preferred stock

Prior to the IPO, there were 44,500,001 Series A preferred shares issued and outstanding. Included in the Series A preferred stock purchase agreement, the investor is required to purchase additional shares upon the achievement of certain Company milestones. The Company evaluated the future commitment obligations at original issuance and determined they were not freestanding instruments as they were not legally detachable. The future commitment obligations were also evaluated as embedded derivatives and determined they did not meet the definition of a derivative instrument for which bifurcation would be required.

Upon completion of the IPO in February 2019, all Series A preferred stock was converted to 7,184,588 shares of common stock.

Conversion

Prior to the IPO, each share of Series A preferred stock was convertible, at the option of the holder, into shares of common stock. Prior to the common stock reverse stock split in February 2019, the shares were convertible on a one-to-one basis. Post-split the Series A stock were convertible at 1-to-0.1615 basis. The Series A conversion rights were subject to adjustment for certain dilutive events. The conversion price could have been adjusted to prevent dilution of the Series A preferred stock.

The preferred stock was also mandatorily convertible upon the closing of an initial public offering resulting in gross proceeds to the Company exceeding $50,000 or by a written election by the majority of the Series A stockholders.

Redemption

Prior to the IPO, at the election of a majority of the Series A stockholders, the Series A preferred stock was redeemable at any time on or after October 16, 2020. The Series A preferred stock may be redeemed at a price equal to the greater of (a) the original issuance price, plus any cumulative dividends accrued but unpaid thereon, whether or not declared, or (b) the fair market value as of the date of the redemption.

Dividends

Prior to the IPO, the holders of shares of Series A preferred stock were entitled to receive cumulative dividends of 6% from the date of issuance. Accumulated dividends were payable only when and if declared by the Board of Directors, in preference to dividends paid to holders of common stock. The dividend preference for Series A preferred stock is $0.06 per share, as adjusted for recapitalizations. No dividends have been declared through March 31, 2019.

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

Liquidation

Prior to the IPO, in the event of a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or in the event of a deemed liquidation event, which included a sale of the Company as defined in the Company’s certificate of incorporation, holders of Series A preferred stock were entitled to receive, subject to the preference of the Series B holders but in preference to common stockholders, an amount equal to their original investment amount plus any declared and unpaid dividends. If upon the occurrence of such event, the assets and funds available for distribution were insufficient to pay such holders the full amount to which they are entitled, then the entire assets and funds legally available for distribution would have been distributed ratably among the holders of the Series A preferred stock in proportion to the full amounts to which they would otherwise be entitled.

After payment of the liquidation preference on shares of Series A preferred stock had been made, any remaining assets would have been distributed ratably to common, Series B stockholders and Series A stockholders, on an as-converted basis.

Series B redeemable convertible preferred stock

Prior to the IPO, there were 62,500,000 Series B preferred shares issued and outstanding. The Series B preferred stock is classified outside of stockholders’ equity (deficit) as the preferred holders may, at their option, elect to have their shares redeemed upon written notice by a majority of the preferred shareholders and at any time after February 2023.

Upon completion of the IPO in February 2019, all Series B preferred stock was converted to 10,090,711 shares of common stock.

Conversion

Prior to the IPO, each share of Series B preferred stock was convertible, at the option of the holder, into shares of common stock. Prior to the common stock reverse stock split in February 2019, the shares were convertible on a one-to-one basis. Post-split the Series B stock were convertible at 1-to-0.1615 basis. The Series B conversion rights were subject to adjustment for certain dilutive events. The conversion price could have been adjusted to prevent dilution of the Series B preferred stock.

The Series B preferred stock was also mandatorily convertible upon the closing of an initial public offering resulting in gross proceeds to the Company exceeding $50,000 or by a written election by the majority of the Series B stockholders.

Redemption

Prior to the IPO, at the election of a majority of the Series B stockholders, the Series B preferred stock was redeemable at any time on or after February 2023. The Series B preferred stock could have been redeemable at a price equal to the greater of (a) the original issuance price, plus any cumulative dividends accrued but unpaid thereon, whether or not declared, or (b) the fair market value as of the date of the redemption.

Dividends

Prior to the IPO, the holders of shares of Series B preferred stock were entitled to receive cumulative dividends of 6% from the date of issuance. Accumulated dividends were payable only when and if declared by the Board of Directors, in preference to dividends paid to holders of Series B preferred stock and common stock. The dividend preference for Series B preferred stock was $0.12 per share, as adjusted for recapitalizations. No dividends were declared through March 31, 2019.

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

Liquidation

Prior to the IPO, in the event of a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or in the event of a deemed liquidation event, which includes a sale of the Company as defined in the Company’s articles of incorporation, holders of Series B preferred stock were entitled to receive, in preference to the holders of Series A preferred stock or Common Stock, an amount equal to their original investment amount plus any declared and unpaid dividends. If upon the occurrence of such event, the assets and funds available for distribution were insufficient to pay such holders the full amount to which they are entitled, then the entire assets and funds legally available for distribution would have been distributed ratably among the holders of the Series B preferred stock in proportion to the full amounts to which they would otherwise be entitled.

After payment of the liquidation preference on shares of Series B preferred stock has been made, any remaining assets would have been distributed ratably to Series A stockholders in an amount equal to their original investment amount plus any accrued dividends, whether or not declared, together with any other dividends declared but unpaid thereon. After payment of the liquidation preference on shares of Series A preferred stock had been made, any remaining assets would have been distributed ratably to common, Series B stockholders and Series A stockholders, on an as-converted basis.

9. Stock-based Compensation

In February 2019, the Company’s Board of Directors and stockholders approved the 2018 Stock Option and Incentive Plan (the 2018 Plan), which replaced the 2015 Plan. The shares under the 2015 Plan which were not issued, were rolled into the 2018 Plan. The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, directors and other key persons (including consultants) are eligible to receive awards under the 2018 Plan. The maximum number of authorized shares to be issued under the Plan is 3,000,000 shares of common stock. The number of shares of common stock reserved for issuance under the 2018 Plan shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Company's Board of Directors. The amount, terms of grants, and exercisability provisions are determined and set by the Compensation Committee of the Company’s Board of Directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors.

As of March 31, 2019, there were 3,045,491 shares of common stock available for future issuance. Generally, options and restricted stock awards vest over a four-year period.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Research and development	$298	$56
General and administrative	843	227
	$1,141	$283

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

Stock options

During the three months ended March 31, 2018, there were no grants of stock options, 12,731 options forfeited, and 122,171 options exercised, respectively.

The following table summarizes the activity related to stock option grants to employees and non-employees for the three months ended March 31, 2019:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)
Balance at January 1, 2019	2,121,551	$3.78	9.1
Granted	—	—
Exercised	(3,464)	0.74
Forfeited	(45,438)	0.74
Outstanding at March 31, 2019	2,072,649	$3.43	8.9

Exercisable at March 31, 2019	562,900
Vested and expected to vest at March 31, 2019	2,072,649

As of March 31, 2019, there was $6,839 in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 3.0 years.

Restricted stock

During the three months ended March 31, 2018, the Company granted no restricted stock and there were no forfeitures.

During the three months ended March 31, 2019, the Company granted no restricted stock and there were no forfeitures. As of March 31, 2019, there was $400 in unrecognized compensation cost that is expected to be recognized by December 31, 2019.

Warrants

During the three months ended March 31, 2019 and 2018, the Company granted no warrants and there were no forfeitures.

As of March 31, 2019, there was $1,800 in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 1.7 years.

Employee stock purchase plan (ESPP)

In February 2019, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (2018 ESPP). The 2018 ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each six-month offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally included all employees. Offering periods began on the first trading day September 1 and March 1 of each year and ended on the last trading day in February and August of each year. Share purchases are funded through payroll deductions of up to 15% of an employee’s eligible compensation for each payroll period, or $25 each calendar year.

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

During the three months ended March 31, 2019 and 2018, there were no shares issued under the 2018 ESPP.

10. Related party transactions

Consulting arrangements

On October 1, 2015, the Company entered into a consulting agreement with Dr. Patrick Baeuerle. Pursuant to the consulting agreement, Dr. Baeuerle agreed to perform such consulting, advisory and related services to and for the Company as may be reasonably requested. In exchange, the Company agreed to pay Dr. Baeuerle a consulting fee of €15 per month. On November 1, 2016, the Company amended the consulting agreement to revise Dr. Baeuerle’s consulting fee to be €3 per month. Dr. Baeuerle is also eligible for an annual bonus equal to 33% of the annual fees paid under the consulting agreement, subject to the discretion of the Company's Board of Directors based on Dr. Baeuerle’s performance and the Company's performance. The term of the agreement is one year, and automatically extends for additional one-year periods unless terminated. During the three months ended March 31, 2019 and 2018, the Company incurred fees and travel related expenses to Dr. Baeuerle in the amount of $18 and $19, respectively, under the consulting agreement. Dr. Baeuerle is a member of the Company's Board of Directors and is a managing director at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities.

On March 2, 2016, the Company entered into a consulting agreement with Dr. Mitchell Finer (the Original Finer Agreement), which was amended and restated on May 9, 2017 to, among other things, add Pattern Recognition Ventures as a party. Pursuant to the amended and restated consulting agreement, Pattern Recognition Ventures agreed to perform scientific consulting, advisory and related services to and for the Company as may be reasonably requested, including making Dr. Finer available to serve as Chairman of the Company's Scientific Advisory Board. Pursuant to the amended and restated consulting agreement, the Company agreed (i) to pay Pattern Recognition Ventures a consulting fee of $19 per quarter for services provided under the agreement, commencing on July 1, 2017. During the three months ended March 31, 2019 and 2018, the Company incurred fees and travel-related expenses to Pattern Recognition Ventures in the amount of $19 and $19, respectively. Dr. Finer has a financial interest in Pattern Recognition Ventures and is its managing member. Dr. Finer is also a member of the Company's Board of Directors and is an executive partner at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities.

On October 1, 2017, the Company entered into a consulting agreement with Globeways Holdings Limited. Dr. Morana Jovan-Embiricos has financial interests in Globeways Holdings Limited and is its founding director. Pursuant to the consulting agreement, Globeways Holdings Limited provides consulting, advisory and related services in exchange for consulting fees of $0.1 per year. During the three months ended March 31, 2019 and 2018, the Company incurred fees and travel-related expenses to Globeways Holdings Limited in the amount of $30 for each period. Dr. Jovan is also a member of the Company's Board of Directors and Globeways Holdings Limited is the appointed manager of certain affiliates of F2 Capital that collectively beneficially own more than 5% of the Company's voting securities.

The majority investor in the Company is MPM Capital (MPM). In September 2015, the Company began receiving consulting and management services pursuant to agreements with three Managing Directors at MPM. For the three months ended March 31, 2019 and 2018, the Company incurred approximately $82 and $102, respectively, for management and advisory services in connection with those agreements. These amounts were recorded in general and administrative expenses in the unaudited consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report’) filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report and this Quarterly Report.

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

Since our inception in May 2015, we have focused significant efforts and financial resources on developing our TRuC platform, establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of our preferred and common stock. Through March 31, 2019, we have received gross proceeds of $163.7 million from the sale of our Series A and Series B preferred stock and $86.3 million common stock in our IPO.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2019, we had an accumulated deficit of $144.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Interest Income, net

Other income, net consists of interest earned on our cash equivalents and investment balances, net of investment charges

Consolidated Statements of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Operating expenses
Research and development	$7,889	$2,893	$4,996
General and administrative	2,886	1,220	1,666
Total operating expenses	(10,775)	(4,113)	(6,662)
Loss from operations	(10,775)	(4,113)	(6,662)

Interest income, net	872	127	745
Net loss	$(9,903)	$(3,986)	$(5,917)

Research and Development Expenses

Research and development expenses were $7.9 million for the three months ended March 31, 2019 compared to $2.9 million for the three months ended March 31, 2018. The following table summarizes our research and development expenses for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
TC-210 preclinical and development expenses	$2,253	$492	$1,761
Platform development	704	279	425
TC-110 IND enabling studies	369	—	369
Personnel expenses	3,307	1,491	1,816
Allocated facilities costs	846	545	301
Other expenses	410	86	324
	$7,889	$2,893	$4,996

The $5.0 million increase in expense for three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily attributable to an increase in expenses to third parties from progressing the preclinical development of our lead solid tumor product candidate, TC-210, further progress on the development of our product development platform, and progressing the preclinical development of TC-110 of $2.5 million. Personnel expenses increased $1.8 million or three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to our increase in headcount. Facility costs increased $0.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a relocation to a larger lab and office space and contracting for the Catapult facility. The increase in other research and development expenses of $0.3 million for three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily attributable to an increase in general research operations and lab-related expenses.

General and Administrative Expenses

General and administrative expenses were $2.9 million for the three months ended March 31, 2019, compared to $1.2 million for the three months ended March 31, 2018. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $1.0 million due to our increase in headcount, an increase in professional service expenses of $0.4 million, and an increase in facility and other expenses of $0.3 million.

Interest Income, net

Interest income, net was $0.9 million for the three months ended March 31, 2019, compared to $0.1 million for the three months ended March 31, 2018. The increase was due to interest income as a result of a higher average cash balance in our commercial and investment accounts in 2019.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from operations. Since inception, we have funded our operations with proceeds from the sale of preferred and common stock.

In February 2019, we completed our IPO, pursuant to which we issued and sold 5,750,000 shares of our common stock at a price to the public of $15.00 per share. We received aggregate net proceeds from the offering were approximately $77.2 million, after deducting underwriting discounts and commissions and other offering expenses paid.

As of March 31, 2019, we had cash, cash equivalents and investments of $191.7 million.

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

We believe that our existing cash, cash equivalents and investments, including the net IPO proceeds from the IPO, will enable us to fund our operating expenses and capital expenditure requirements at least into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating activities	$(10,833)	$(3,012)
Investing activities	(69,995)	(13,737)
Financing activities	79,559	120,066

Operating Activities

During the three months ended March 31, 2019, we used $10.8 million of cash in operating activities, resulting primarily from our net loss of $9.9 million offset by non-cash charges of $1.1 million, which related to depreciation and amortization, stock-based compensation, non-cash accretion on investments, and a net decrease in operating assets and liabilities of $2.1 million. The net decreases in operating assets and liabilities were primarily attributable to payment for annual expenses.

During the three months ended March 31, 2018, we used $3.0 million of cash in operating activities, primarily resulting from our net loss of $4.0 million offset by non-cash charges of $0.3 million, which primarily consisted of depreciation and stock-based compensation, and a net increase in operating assets and liabilities of $0.6 million.

Investing Activities

During the three months ended March 31, 2019, cash used in investing activities was $70.0 million, consisting primarily of purchases of investments net of maturities of $69.8 million and purchases of property and equipment of $0.2 million.

During the three months ended March 31, 2018, cash used in investing activities was $13.7 million, consisting primarily of purchases of investments of $13.3 million, offset by purchases of property and equipment of $0.4 million.

Financing Activities

During the three months ended March 31, 2019 and 2018, net cash provided by financing activities was $79.6 million and $120.1 million, respectively, in each case consisting primarily of net cash proceeds from the IPO and sale and issuance of our Series B preferred stock, respectively.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the footnotes to our consolidated financial statements appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2018, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

These assumptions are estimated as follows:

•
Fair Market Value of Common Stock. As our common stock has not historically been publicly traded in periods prior to our IPO, we have periodically estimated the fair market value of common stock. See “—Common and Preferred Stock Valuation Methodology”

•
Volatility. The expected volatility was based on the historical stock volatility of several comparable publicly traded companies over a period of time equal to the expected term of the options, as we do not have any trading history to use the volatility of our own common stock.

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

Common and Preferred Stock Valuation Methodology

Prior to our IPO, our common and preferred stock valuations were prepared using a hybrid between the option pricing method (OPM) and the probability-weighted expected return method (PWERM), both of which used market approaches to estimate our enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale, a merger or initial public offering. The common stock has a claim on the equity value at an exercise price equal to the remaining value immediately after the preferred stock is liquidated. The OPM is appropriate to use when the range of possible future outcomes is so difficult to predict that forecasts would be highly speculative. The OPM commonly uses the Black-Scholes option pricing model to determine the price of the call option.

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

Following the closing of our IPO, our common shares are valued based on the closing price on the last day of the reporting period.

The fair value of our Series A preferred stock was $1.50 per share as of August 31, 2018 and $1.64 per share as of December 31, 2018. The fair value of our Series A preferred stock was $2.42 per share as of February 13, 2019, on pre-split basis.

The fair value of our Series B preferred stock was $2.22 per share as of August 31, 2018 and $2.18 per share as of December 31, 2018. The fair value of our Series B preferred stock was $2.42 per share as of February 13, 2019, on pre-split basis.

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of (i) all global net sales of any of our products, if approved, and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in earnings. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribe no value to the royalty agreement at inception and at March 31, 2019 and 2018. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

JOBS Act accounting election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the Securities and Exchange Commission, or SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impact our business, prospects, financial condition and results of operations.

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019.

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

We have incurred significant net losses in each period since our inception in May 2015. As of March 31, 2019, we had an accumulated deficit of $144.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

In February 2019, we completed our initial public offering (IPO) raising approximately $80.2 million, inclusive of the exercise of the underwriters' overallotment option. We had cash, cash equivalents and short-term investments of approximately $191.7 million as of March 31, 2019. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

We believe that our existing cash, cash equivalents and short-term investments, including our net proceeds from the IPO, will be sufficient to fund our operations at least into 2022. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

There is no guarantee that the results obtained in current preclinical studies, our Phase 1/2 clinical trial of TC-210, or our planned clinical trial of TC-110 will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. Negative results in the development of our lead product candidates may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates.

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

In the Phase 1 portion of our Phase 1/2 clinical trial of TC-210, we plan to evaluate the safety profile of TC-210 and establish the recommended Phase 2 dose. In Phase 2, we intend to treat approximately 50 patients with non-small cell lung cancer (NSCLC), ovarian cancer, malignant pleural/peritoneal mesothelioma and cholangiocarcinoma. The preliminary results of clinical trials with smaller sample sizes, such as our Phase 1/2 clinical trial of TC-210, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of TC-210, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trial.

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

Specifically, we face significant competition from companies developing chimeric antigen receptor, TCR, and T cell directed bispecific antibody technologies, including Novartis AG, Gilead Sciences, Inc., Celgene Corporation, Amgen Inc., F. Hoffmann-La Roche Ltd, bluebird bio, Inc., Bayer AG, Selecta Biosciences, Inc., Adaptimmune Therapeutics PLC, Regeneron Pharmaceuticals, Inc., Allogene Therapeutics, Inc., Autolus Therapeutics plc, Eureka Therapeutics, Inc., Atara Biotherapeutics Inc., Crispr Therapeutics AG, Precision BioSciences, Inc., Pfizer Inc., Novimmune SA, and Triumvira Immunologics Inc. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019.

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

We received orphan drug designation for the treatment of mesothelioma with TC-210 and we have applied for orphan drug designation for the treatment of cholangiocarcinoma with TC-210. We may seek orphan drug designation for TC-110 and some or all of our other future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products, including cholangiocarcinoma. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek licensure for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

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

In June 2016, a majority of the eligible members of the electorate in the United Kingdom voted to withdraw from the European Union in a national referendum, commonly referred to as "Brexit." The withdrawal of the United Kingdom from the European Union was set to take place on March 29, 2019; however, the United Kingdom and the European Union are currently negotiating the terms of the United Kingdom's relationship with the European Union, and United Kingdom has not withdrawn from the European Union. There is the potential that the United Kingdom and the European Union may not agree to a withdrawal arrangement before the date the United Kingdom leaves the European Union. We have contracted with the Cell Therapy Catapult Limited (Catapult) to occupy a suite with our own personnel in their GMP manufacturing center in Stevenage, United Kingdom. There is a risk that Brexit may disrupt import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and European Union customs agencies that may delay time-sensitive shipments of equipment and materials from the European Union that are required for GMP manufacturing in our Catapult suite. It is also possible that Brexit may negatively affect our ability to attract and retain employees for our operations at Catapult, particularly those from the European Union. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are ultimately negotiated in relation to the United Kingdom’s future relationship with the European Union, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear.

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

Composition-of-matter patents on the active pharmaceutical ingredient (API) in prescription drug products are generally considered to be the strongest form of intellectual property protection for drug products because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. We do not currently have any claims in our owned or in-licensed issued U.S. patents that cover the composition-of-matter of our other product candidates. We are pursuing claims in our pending owned or in-licensed patent applications that cover the composition-of-matter of our product candidates. We cannot be certain that claims in any future patents issuing from our pending owned or in-licensed patent applications or our future owned or in-licensed patent applications will cover the composition-of-matter of our current or future product candidates.

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

Currently, our patents and patent applications are directed to our TRuC-T cells and accompanying technologies. We seek or plan to seek patent protection for our TRuC-T cell platform and product candidates by filing and prosecuting patent applications in the United States and other countries as appropriate. The claims of our patent applications are directed toward various aspects of our product candidates and research programs including compositions of matter, methods of use, and processes. These patent applications, if issued, are expected to expire on various dates from 2036 through 2039, in each case without taking into account any possible patent term adjustments or extensions.

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

As of March 31, 2019, we had 48 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our IPO, private placements and other transactions that have occurred, we may have experienced, and, may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. At December 31, 2018, we have cumulative net operating loss carryforwards of approximately $19.2 million and $18.3 million available to reduce federal and state taxable income, respectively, of which $17.4 million of federal net operating losses will carryforward indefinitely, with the remaining federal and state losses beginning to expire in 2035. In addition, we have cumulative federal and state tax credit carryforwards of $1.2 million and $0.8 million, respectively, available to reduce federal and state income taxes which will begin to expire in 2035 and 2031, respectively. Our net operating loss carryforwards and tax credit carryforwards may be limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may affect the limitation in future years. The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, federal net operating losses generated after December 31, 2017 will not be subject to expiration.

* Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.2 million in our IPO. As of March 31, 2019, we had cash, cash equivalents and short-term investments of approximately $191.7 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since March 31, 2019, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

In February 2019, we closed our IPO and our common stock began trading on The Nasdaq Global Select Market. Prior to our IPO, there was no public trading market for shares of our common stock. Although we completed our IPO and our common stock is listed and trading on The Nasdaq Global Select Market, an active trading market for our shares may not be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. Further, any inactive trading market for our common stock may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

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

As of March 31, 2019, our executive officers, directors, and 5% stockholders beneficially owned approximately 70% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In connection with our IPO, our officers, directors and substantially all of our stockholders have agreed to be subject to a contractual lock-up with the underwriters, which will expire on August 13, 2019. Jefferies LLC, SVB Leerink LLC and BMO Capital Markets Corp., however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of May 6, 2019, we have a total of 23,940,025 shares of common stock outstanding. Of these shares, only the shares of common stock sold in our initial public offering and any shares sold following the underwriters’ exercise of their option to purchase additional shares, are freely tradable without restriction in the public market, unless purchased by our affiliates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities

Not Applicable.

Use of Proceeds from Initial Public Offering

In February 2019, we completed the initial public offering of our common stock (the IPO) pursuant to which we issued and sold 5,750,000 shares of our common stock at a price to the public of $15.00 per share.

All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S‑1 (File No. 333-229066), which was declared effective by the SEC on February 13, 2019. Following the sale of all shares, including shares sold pursuant to the underwriters' option to purchase an additional 750,000 shares exercised in February 2019, in connection with the closing of our IPO, the offering terminated. Jefferies, SVB Leerink and BMO Capital Markets acted as joint book-running managers and Wedbush PacGrow and China Renaissance acted as lead manager of our initial public offering.

We received aggregate gross proceeds from our IPO of approximately $86.3 million, or aggregate net cash proceeds of approximately $77.2 million after deducting underwriting discounts and commissions and offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of our final prospectus related to the IPO. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On May 8, 2019, Morana Jovan-Embiricos, Ph.D., notified us of her resignation as a Class I director from our Board of Directors, as a member and chair of the audit committee and a member of the finance and strategy committee of the Board, effective May 13, 2019. Dr. Jovan-Embiricos has resigned to pursue other business interests. Her resignation was not caused by any disagreement with our Board or management on any matter relating to our company’s operations, policies or practices. The consulting agreement with Globeways Holdings Limited, an entity affiliated with Dr. Jovan-Embiricos, has also been terminated in connection with her resignation.

In connection with Dr. Jovan-Embiricos’ resignation, on May 13, 2019, our Board of Directors, upon the recommendation of the Board’s nominating and corporate governance committee, appointed Andrew Allen, M.D., Ph.D., as a member and the chair of the audit committee of the Board.

ITEM 6.    EXHIBITS

Number	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38811	3.1	2/25/2019
3.2	Amended and Restated By-laws of the Registrant	8-K	001-38811	3.2	2/25/2019
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated February 28, 2018	S-1	333-229066	4.1	12/28/2018
4.2	Form of Specimen Common Stock Certificate	S-1	333-229066	4.2	2/1/2019
4.3	Form of Common Stock Warrant	S-1	333-229066	4.3	12/28/2018
10.1#	Amendment No. 1 to 2018 Stock Option and Incentive Plan					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X
32.1+	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
#	Indicates a management contract or any compensatory plan, contract or arrangement
+
The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 13, 2019	TCR[2] Therapeutics Inc.

		By:	/s/ Mayur (Ian) Somaiya
Mayur (Ian) Somaiya
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)