Form 10-Q
period 2019-06-30
TCR2 THERAPEUTICS INC.
filed 2019-08-09
CIK 1750019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-38811

TCR2 Therapeutics Inc.
(Exact name of Registrant as specified in its charter)

Delaware	47-4152751
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Binney Street	Suite 710	Cambridge	MA	02142
(Address of Principal Executive Offices)				(Zip Code)

(617) 949-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	TCRR	The Nasdaq Stock Market, LLC

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

As of July 30, 2019, there were 23,964,746 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

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

Part I

Item 1. Financial Statements

TCR2 THERAPEUTICS INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$40,980	$47,674
Investments	128,646	75,493
Prepaid expenses and other current assets	6,051	2,326
Total current assets	175,677	125,493

Property and equipment, net	3,172	1,638
Investments, non-current	11,121	—
Restricted cash	290	290
Deferred offering costs	—	2,012
Total assets	$190,260	$129,433

Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Accounts payable	$4,044	$2,663
Accrued expenses and other current liabilities	3,116	2,802
Total current liabilities	7,160	5,465

Other liabilities	464	434
Total liabilities	7,624	5,899

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock
Series A preferred stock, $0.0001 par value; no shares and 45,000,000 authorized at June 30, 2019 and December 31, 2018; no shares and 44,500,001 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	—	72,980
Series B preferred stock, $0.0001 par value; no shares and 62,500,000 authorized, issued, or outstanding at June 30, 2019 and December 31, 2018.	—	136,250
Total redeemable convertible preferred stock	—	209,230

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value. 10,000,000 and no shares authorized, issued or outstanding at June 30, 2019 and December 31, 2018, respectively.	—	—
Common stock, $0.0001 par value; 150,000,000 and 20,988,730 shares authorized at June 30, 2019 and December 31, 2018, respectively; 23,964,746 and 914,602 shares issued at June 30, 2019 and December 31, 2018, respectively; 23,856,689 and 726,994 shares outstanding at June 30, 2019 and December 31, 2018, respectively.	2	—
Additional paid-in capital	338,380	—
Accumulated other comprehensive income (loss)	212	(106)
Accumulated deficit	(155,958)	(85,590)
Total stockholders’ equity (deficit)	182,636	(85,696)
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$190,260	$129,433

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$8,833	$5,175	$16,722	$8,068
General and administrative	3,307	1,634	6,193	2,854
Total operating expenses	12,140	6,809	22,915	10,922
Loss from operations	(12,140)	(6,809)	(22,915)	(10,922)

Interest income, net	1,077	622	1,949	749
Net loss	(11,063)	(6,187)	(20,966)	(10,173)

Accretion of redeemable convertible preferred stock to redemption value	—	(11,145)	(49,900)	(21,978)
Net loss attributable to common stockholders	$(11,063)	$(17,332)	$(70,866)	$(32,151)

Per share information
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(27.97)	$(3.91)	$(56.75)

Weighted-average shares outstanding, basic and diluted	23,818,003	619,749	18,105,142	566,513

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(11,063)	$(6,187)	$(20,966)	$(10,173)
Unrealized (loss) gain on investments	211	15	318	(2)
Comprehensive loss	$(10,852)	$(6,172)	$(20,648)	$(10,175)

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock							Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Series A		Series B		Common Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	44,500,001	$72,980	62,500,000	$136,250	726,994	$—	$—	$(85,590)	$(106)	$(85,696)
Reclassification of shares issued and previously subject to repurchase	—	—	—	—	39,776	—	—	—	—	—
Exercise of stock options and warrants	—	—	—	—	124	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,141	—	—	1,141
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	—	107	107
Accretion of redeemable preferred stock to redemption value	—	34,789	—	15,111	—	—	(498)	(49,402)	—	(49,900)
Conversion of shares upon IPO	(44,500,001)	(107,769)	(62,500,000)	(151,361)	17,275,299	2	259,128	—	—	259,130
Initial public offering, net of issuance costs	—	—	—	—	5,750,000	—	77,168	—	—	77,168
Net loss	—	—	—	—	—	—	—	(9,903)	—	(9,903)
Balance at March 31, 2019	—	—	—	—	23,792,193	2	336,939	(144,895)	1	192,047
Reclassification of shares issued and previously subject to repurchase	—	—	—	—	39,775	$—	$10	$—	$—	10
Exercise of stock options and warrants	—	—	—	—	24,721	—	21	—	—	21
Stock-based compensation expense	—	—	—	—	—	—	1,444	—	—	1,444
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	—	211	211
Initial public offering, issuance costs	—	—	—	—	—	—	(34)	—	—	(34)
Net loss	—	—	—	—	—	—	—	(11,063)	—	(11,063)
Balance at June 30, 2019	—	$—	—	$—	23,856,689	$2	$338,380	$(155,958)	$212	$182,636

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock							Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Series A		Series B		Common Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	44,500,001	47,102	—	—	435,630	—	—	(26,324)	—	$(26,324)
Sale of Series B preferred stock, net of issuance costs of $170	—	—	60,000,000	119,830	—	—	—	—	—	—
Reclassification of shares issued and previously subject to repurchase	—	—	—	—	39,778	—	13	—	—	13
Exercise of stock options and warrants	—	—	—	—	123,270	—	91	—	—	91
Stock-based compensation expense	—	—	—	—	—	—	283	—	—	283
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	—	(17)	(17)
Accretion of redeemable preferred stock to redemption value	—	9,413	—	1,420	—	—	(387)	(10,446)	—	(10,833)
Net loss	—	—	—	—	—	—	—	(3,986)	—	(3,986)
Balance at March 31, 2018	44,500,001	56,515	60,000,000	121,250	598,678	—	—	(40,756)	(17)	(40,773)
Sale of Series B preferred stock, net of issuance costs of $170	—	—	2,500,000	5,000	—	—	—	—	—	—
Reclassification of shares issued and previously subject to repurchase	—	—	—	—	39,775	—	13	—	—	13
Exercise of stock options and warrants	—	—	—	—	2,774	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	350	—	—	350
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	—	15	15
Accretion of redeemable preferred stock to redemption value	—	4,895	—	6,250	—	—	(365)	(10,780)	—	(11,145)
Net loss	—	—	—	—	—	—	—	(6,187)	—	(6,187)
Balance at June 30, 2018	44,500,001	$61,410	62,500,000	$132,500	641,227	$—	$—	$(57,723)	$(2)	$(57,725)

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(20,966)	$(10,173)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	300	188
Stock-based compensation expense	2,585	633
Loss on fixed asset disposal	—	2
Accretion on investments	(252)	(76)
Changes in operating assets and liabilities:
Interest receivable on investments	(325)	(78)
Prepaid expenses and other current assets	(3,158)	153
Accounts payable	180	1,165
Accrued expenses and other liabilities	646	493
Cash used in operating activities	(20,990)	(7,693)

Investing activities:
Purchase of investments	(106,566)	(32,343)
Proceeds from sale or maturity of investments	42,619	5,530
Purchases of equipment	(941)	(772)
Cash used in investing activities	(64,888)	(27,585)

Financing activities:
Proceeds from the sale of Series B preferred stock	—	125,000
Proceeds from initial public offering, net of issuance costs	80,213	—
Proceeds from the exercise of stock options	18	219
Deferred offering costs	(1,047)	(57)
Payment of issuance costs	—	(150)
Cash provided by financing activities	79,184	125,012

Net change in cash, cash equivalents, and restricted cash	(6,694)	89,734
Cash, cash equivalents, and restricted cash at beginning of year	47,964	20,101
Cash, cash equivalents, and restricted cash at end of period	$41,270	$109,835

Supplemental disclosure of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	259,130	—
Accretion of redeemable convertible preferred stock to redemption value	49,900	21,978
Deferred offering costs included in accounts payable	309	254
Property and equipment additions in accounts payable	893	19
Reclassification of early exercise liability upon vesting of options	26	26

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

Initial Public Offering

In February 2019, the Company completed the initial public offering of its common stock (the IPO) pursuant to which it issued and sold 5,750,000 shares of its common stock at a price to the public of $15.00 per share. The shares began trading on The Nasdaq Global Select Market on February 14, 2019. The aggregate net proceeds received by the Company from the offering were approximately $77,134, after deducting underwriting discounts and commissions and other offering expenses payable by the Company of $9,116. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 17,275,299 shares of common stock. Additionally, as of the closing of the IPO, the Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock.

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

The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of June 30, 2019 of $180,747 will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these unaudited consolidated financial statements.

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

Concentrations of credit risk and of manufacturing risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The Company’s cash, cash equivalents and investments are held by financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institutions are financially sound, and accordingly, minimal credit risk exists with respect to the financial institutions.

As of June 30, 2019, the Company has manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in either party’s ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Fair value of financial instruments

At June 30, 2019 and December 31, 2018, the Company’s financial instruments consist of money market funds, commercial paper, asset-backed securities, agency, and corporate bonds and are included in

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2019 and December 31, 2018, cash equivalents consisted of U.S treasuries, corporate bonds and government-backed money market funds.

Investments

As of June 30, 2019, all investments were classified as available-for-sale and were carried at their estimated fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) until realized. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments in debt securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in earnings. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

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

Classification and accretion of redeemable convertible preferred stock

Through the date of the IPO, the Company had classified redeemable convertible preferred stock outstanding and classified outside of stockholders’ equity (deficit) because the shares contain certain redemption features that are not solely within the control of the Company. The carrying value of the redeemable convertible preferred stock was accreted to redemption value at the end of each reporting period, up to the date of the IPO, as if the end of the reporting period were the redemption date. Increases to the carrying value of redeemable convertible preferred stock were charged to additional paid-in capital or, in the absence of additional paid-in capital, charged to accumulated deficit. Upon completion of the IPO during February 2019, all redeemable convertible preferred stock was converted to common stock.

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

The Company measures the fair value of stock-based awards granted to non-employees on the date at which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such non-employee consultants until completed. In the second quarter of 2019, the Company adopted ASU 2018-07 on a retrospective basis effective January 1, 2019, the beginning of the fiscal year of adoption. Prior to the adoption of ASU 2018-07, share-based payments awards granted to non-employees were measured at fair value on their grant date, subject to periodic remeasurement at each reporting period, and share-based compensation expense was recognized over their vesting terms. After the adoption of ASU 2018-07, the fair value of all outstanding and unvested previously granted non-employee awards was established on January 1, 2019, the effective date of adoption, and share-based compensation expense will continue to be recorded on a straight-line basis over their remaining vesting period, consistent with share-based payment awards granted to employees.

Common shares issued and stock-options exercised prior to vesting are subject to repurchase by the Company until vested by the Company at the lesser of the initial exercise price and the fair market value of the Company’s common stock at the time of repurchase. The proceeds from the shares subject to repurchase are classified as a liability and reclassified to equity as the shares vest.

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

The following potentially dilutive securities, on an as converted basis have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2019 and 2018, as they would be antidilutive:

	As of
	June 30,
	2019	2018
Series A redeemable convertible preferred stock	—	7,184,588
Series B redeemable convertible preferred stock	—	10,090,711
Stock options outstanding	3,343,357	1,167,172
Employee stock purchase plan	7,408	—
Unvested shares of restricted stock	3,320	92,602
Common stock warrants	203,676	203,678
Total	3,557,761	18,738,751

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

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

Reconciliation of cash and cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited consolidated balance sheets to the total of the same such amounts shown in the unaudited consolidated statements of cash flows for the six months ended June 30, 2019 and 2018.

	As of
	June 30,
	2019	2018
Cash and cash equivalents	$40,980	$109,542
Restricted cash	290	293
Cash, cash equivalents, and restricted cash shown in the statements of cash flows	$41,270	$109,835

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

In June 2019, the Company adopted ASU 2018-07 on a retrospective basis effective January 1, 2019, the beginning of the fiscal year of adoption. Prior to the adoption of ASU 2018-07, share-based payments awards granted to non-employees were measured at fair value on their grant date, subject to periodic remeasurement at each reporting period, and share-based compensation expense was recognized over their vesting terms. After the adoption of ASU 2018-07,the fair value of all outstanding and unvested previously granted non-employee awards was established on January 1, 2019, the effective date of adoption, and share-based compensation expense will continue to be recorded on a straight-line basis over their remaining vesting period, consistent with share-based payment awards granted to employees. As a result of the adoption of ASU 2018-07, there was no material impact to the financial statements.

4. Investments and Fair Value Measurements

As of June 30, 2019, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Investments, non-current
Corporate bonds	$123,410	$205	$(4)	$123,611	$112,490	$11,121
Agency bonds	6,450	10	—	6,460	6,460	—
Commercial paper	7,447	1	—	7,448	7,448	—
Asset-backed securities	2,248	—	—	2,248	2,248	—
	$139,555	$216	$(4)	$139,767	$128,646	$11,121

As of December 31, 2018, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Investments, non-current
Corporate bonds	$58,029	$1	$(94)	$57,936	$57,936	$—
Agency bonds	9,966	—	(9)	9,957	9,957	—
Commercial paper	7,214	—	(4)	7,210	7,210	—
Asset-backed securities	390	—	—	390	390	—
	$75,599	$1	$(107)	$75,493	$75,493	$—

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

The amortized cost and estimated fair value of marketable securities, by contractual maturity:

	June 30, 2019
	Amortized Cost	Fair Value
Due within one year	$128,455	$128,646
Due after one year through five years	11,100	11,121
	$139,555	$139,767

	December 31, 2018
	Amortized Cost	Fair Value
Due within one year	$75,599	$75,493
Due after one year through five years	—	—
	$75,599	$75,493

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

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

As of June 30, 2019, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based On
	Amortized Cost	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$39,685	$39,685	$39,685	$—	$—
Corporate bonds	123,410	123,611	—	123,611	—
Agency bonds	6,450	6,460	—	6,460	—
Commercial paper	7,447	7,448	—	7,448	—
Asset-backed securities	2,248	2,248	—	2,248	—
	$179,240	$179,452	$39,685	$139,767	$—

During the six months ended June 30, 2019, there were no transfers among the Level 1, Level 2 and Level 3 categories.

As of December 31, 2018, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based On
	Amortized Cost	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents (1)	$45,974	$45,974	$45,108	$866	$—
Corporate bonds	58,029	57,936	—	57,936	—
Agency bonds	9,966	9,957	—	9,957	—
Commercial paper	7,214	7,210	—	7,210	—
Asset-backed securities	390	390	—	390	—
	$121,573	$121,467	$45,108	$76,359	$—

During the twelve months ended December 31, 2018, there were no transfers among the Level 1, Level 2 and Level 3 categories.

(1)
Includes cash sweep accounts, U.S. Treasury money market mutual fund, bank certificates of deposit, U.S. Treasury bills and corporate bonds that have a maturity of three months or less from the original acquisition date.

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

5. Property and Equipment

Property and equipment, net, consisted of:

	June 30, 2019	December 31, 2018
Laboratory equipment	$3,198	$2,118
Computer hardware and equipment	105	105
Furniture and fixtures	326	326
Leasehold improvements	84	34
Laboratory equipment not placed in service	704	—
	4,417	2,583
Less: Accumulated depreciation and amortization	(1,245)	(945)
	$3,172	$1,638

Depreciation expense was $165 and $112 for the three months ended June 30, 2019, and 2018, respectively, and $300 and $188 for the six months ended June 30, 2019 and 2018, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	June 30, 2019	December 31, 2018
Employee compensation and related benefits	$1,088	$1,676
Professional fees	276	342
Contract manufacturing organization fees	361	173
Contract research organization fees	459	232
University partnerships	315	162
Property received not yet invoiced	415	103
Other	202	114
	$3,116	$2,802

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

The Collaboration Agreement provides for Catapult to provide identified space, called a module, and other specified services. The Company has concluded that the Collaboration Agreement contains an embedded

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

lease as the Company has the right to operate the module in a manner it determines. The Company also concluded that it is not the deemed owner during modification of the module nor does the agreement represent a capital lease under ASC 840, “Leases”. As a result, the Collaboration Agreement will be accounted for as an operating lease. The Company determined the amounts to be representative of rent to be £300 per year based on the relative selling prices of the services being provided. This amount will be amortized annually on a straight-line basis as rent expense over the term of the embedded lease, commencing March 1, 2019.

The following table presents future minimum rent payments under non-cancellable operating leases with initial terms in excess of one year at June 30, 2019:

Minimum Rent Payments
Remainder of 2019	$1,340
2020	2,735
2021	2,447
2022	2,008
2023	2,002
Thereafter	3,116
Total minimum payments required	$13,648

Rent expense was $694 and $574 for the three months ended June 30, 2019, and 2018, respectively, and $1,325 and $949 for the six months ended June 30, 2019 and 2018, respectively.

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock (see Note 8), certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in earnings. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and at June 30, 2019 and December 31, 2018. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation for the six months ended June 30, 2019 or 2018 nor has the Company accrued any liability as of June 30, 2019 or December 31, 2018.

8. Common Stock and Redeemable Convertible Preferred Stock

Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to the rights of holders of redeemable convertible preferred stock, common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends had been declared through June 30, 2019.

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

Dividends

Prior to the IPO, the holders of shares of Series A preferred stock were entitled to receive cumulative dividends of 6% from the date of issuance. Accumulated dividends were payable only when and if declared by the Board of Directors, in preference to dividends paid to holders of common stock. The dividend preference for Series A preferred stock is $0.06 per share, as adjusted for recapitalizations. No dividends have been declared through June 30, 2019.

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

Dividends

Prior to the IPO, the holders of shares of Series B preferred stock were entitled to receive cumulative dividends of 6% from the date of issuance. Accumulated dividends were payable only when and if declared by the Board of Directors, in preference to dividends paid to holders of Series B preferred stock and common stock. The dividend preference for Series B preferred stock was $0.12 per share, as adjusted for recapitalizations. No dividends were declared through June 30, 2019.

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

As of June 30, 2019, there were 1,726,613 shares of common stock available for future issuance under the 2018 Plan. Generally, options and restricted stock awards vest over a four-year period.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	616	76	914	132
General and administrative	828	274	1,671	501
	$1,444	$350	$2,585	$633

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

Stock options

During the six months ended June 30, 2018, there were 242,458 grants of stock options, 124,909 options forfeited, and 126,044 options exercised, respectively.

The following table summarizes the activity related to stock option grants to employees and non-employees for the six months ended June 30, 2019:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)
Balance at January 1, 2019	2,094,815	$3.78	9.1
Granted	1,348,290	16.08
Exercised	(24,845)	0.74
Forfeited	(74,903)	3.77
Outstanding at June 30, 2019	3,343,357	$8.77	9.2

Exercisable at June 30, 2019	490,574
Vested and expected to vest at June 30, 2019	3,343,357

As of June 30, 2019, there was $18,212 in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 3.3 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options six months ended June 30, 2019 and 2018 was determined using the methods and assumptions discussed below:

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

▪
The Company considered numerous objective and subjective factors in estimating the fair value of its common stock, including the estimated fair value of the Company’s Series A and Series B preferred stock for periods prior to our IPO.

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

For the six months ended June 30, 2019 and 2018, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Risk free interest rate	2.33%	2.8%
Expected term (in years)	5.9	6.1
Expected volatility	70.86%	65.0%
Annual dividend yield	—%	—%
Fair value of common stock	$10.27	$3.67

Restricted stock

During the six months ended June 30, 2019 and 2018, the Company granted no restricted stock and there were no forfeitures. As of June 30, 2019, there was $30 in unrecognized compensation cost that is expected to be recognized by December 31, 2019.

Warrants

During the six months ended June 30, 2019 and 2018, the Company granted no warrants and there were no forfeitures.

As of June 30, 2019, there was $944 in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 1.5 years.

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

During the six months ended June 30, 2019 and 2018, there were no shares issued under the 2018 ESPP.

10. Related party transactions

Consulting arrangements

On October 1, 2015, the Company entered into a consulting agreement with Dr. Patrick Baeuerle. Pursuant to the consulting agreement, Dr. Baeuerle agreed to perform such consulting, advisory and related services to and for the Company as may be reasonably requested. In exchange, the Company agreed to pay Dr. Baeuerle a consulting fee of €15 per month. On November 1, 2016, the Company amended the consulting agreement to revise Dr. Baeuerle’s consulting fee to be €3 per month. Dr. Baeuerle is also eligible for an annual bonus equal to 33% of the annual fees paid under the consulting agreement, subject to the discretion of the Company's Board of Directors based on Dr. Baeuerle’s performance and the Company's performance. The term of the agreement is one year, and

TCR2 Therapeutics Inc.
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, excluding share and per share items)

automatically extends for additional one-year periods unless terminated. During the six months ended June 30, 2019 and 2018, the Company incurred fees and travel related expenses to Dr. Baeuerle in the amount of $36 and $38, respectively, under the consulting agreement. Dr. Baeuerle is a member of the Company's Board of Directors and is a managing director at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities.

On March 2, 2016, the Company entered into a consulting agreement with Dr. Mitchell Finer (the Original Finer Agreement), which was amended and restated on May 9, 2017 to, among other things, add Pattern Recognition Ventures as a party. Pursuant to the amended and restated consulting agreement, Pattern Recognition Ventures agreed to perform scientific consulting, advisory and related services to and for the Company as may be reasonably requested, including making Dr. Finer available to serve as Chairman of the Company's Scientific Advisory Board. Pursuant to the amended and restated consulting agreement, the Company agreed (i) to pay Pattern Recognition Ventures a consulting fee of $19 per quarter for services provided under the agreement, commencing on July 1, 2017. During the six months ended June 30, 2019 and 2018, the Company incurred fees and travel-related expenses to Pattern Recognition Ventures in the amount of $38 and $38, respectively. Dr. Finer has a financial interest in Pattern Recognition Ventures and is its managing member. Dr. Finer is also a member of the Company's Board of Directors and is an executive partner at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities.

The majority investor in the Company is MPM Capital (MPM). During 2018 and 2019, the Company continued to receive advisory services related to intellectual property from an executive partner at MPM. For the six months ended June 30, 2019 and 2018, the Company incurred approximately $171 and $143, respectively, for intellectual property services. In addition, for the six months ended June 30, 2019 and 2018, the Company incurred approximately $24 and $20, respectively, for travel-related expenses incurred by two MPM executive partners that serve on the Company's Board of Directors. These amounts were recorded in general and administrative expenses in the unaudited consolidated statements of operations.

On October 1, 2017, the Company entered into a consulting agreement with Globeways Holdings Limited. Dr. Morana Jovan-Embiricos has financial interests in Globeways Holdings Limited and is its founding director. Pursuant to the consulting agreement, Globeways Holdings Limited provides consulting, advisory and related services in exchange for consulting fees of $0.1 per year. During the six months ended June 30, 2019 and 2018, the Company incurred fees and travel-related expenses to Globeways Holdings Limited in the amount of $52 and $60, respectively. Dr. Jovan was a member of the Company's Board of Directors until her resignation on May 13, 2019. Dr. Jovan is the founding director of Globeways Holdings Limited. Globeways Holdings Limited is the appointed manager of certain affiliates of F2 Capital that collectively beneficially own more than 5% of the Company's voting securities. The consulting agreement with Globeways Holdings Limited was terminated in connection with Dr. Jovan-Embiricos's resignation from the Company's Board of Directors.

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

Since our inception in May 2015, we have focused significant efforts and financial resources on developing our TRuC platform, establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of our preferred and common stock. Through June 30, 2019, we have received gross proceeds of $169.5 million from the sale of our Series A and Series B preferred stock and $86.3 million common stock in our IPO.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of June 30, 2019, we had an accumulated deficit of $156.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Interest Income, net

Other income, net consists of interest earned on our cash equivalents and investment balances, net of investment charges.

Three Month Consolidated Statements of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Operating expenses
Research and development	$8,833	$5,175	$3,658
General and administrative	3,307	1,634	1,673
Total operating expenses	(12,140)	(6,809)	(5,331)
Loss from operations	(12,140)	(6,809)	(5,331)

Interest income, net	1,077	622	455
Net loss	$(11,063)	$(6,187)	$(4,876)

Research and Development Expenses

Research and development expenses were $8.8 million for the three months ended June 30, 2019 compared to $5.2 million for the three months ended June 30, 2018. The following table summarizes our research and development expenses for the three months ended June 30, 2019 and 2018 (in thousands).

	Three Months Ended June 30,
	2019	2018	Change
TC-210 preclinical and development expenses	$1,672	$1,583	$89
Platform development	563	563	—
TC-110 IND enabling studies	909	—	909
Personnel expenses	3,888	2,141	1,747
Allocated facilities costs	986	772	214
Other expenses	815	116	699
	$8,833	$5,175	$3,658

The $3.7 million increase in expense for three months ended June 30, 2019 as compared to the three months ended June 30, 2018 is primarily attributable to an increase of $1.7 million in additional personnel expenses as we have increased our headcount and related personnel expenses. In addition, we incurred $0.9 million for the three months ended June 30, 2010 for our TC-110 product candidate compared to zero for the three months ended June 30, 2018. There was no change platform development expenses for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Facility costs increased $0.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to a relocation to a larger lab and office space and contracting for the Catapult facility. The increase in other research and development expenses of $0.7 million for three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily attributable to an increase in general research operations and lab-related expenses.

General and Administrative Expenses

General and administrative expenses were $3.3 million for the three months ended June 30, 2019, compared to $1.6 million for the three months ended June 30, 2018. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $1.0 million due to our increase in headcount, an increase in professional service expenses of $0.5 million, and an increase in facility and other expenses of $0.4 million.

Interest Income, net

Interest income, net was $1.1 million for the three months ended June 30, 2019, compared to $0.6 million for the three months ended June 30, 2018. The increase was due to interest income as a result of a higher average cash balance in our commercial and investment accounts in 2019.

Six Month Consolidated Statements of Operations

Comparison of the six months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Operating expenses
Research and development	$16,722	$8,068	$8,654
General and administrative	6,193	2,854	3,339
Total operating expenses	(22,915)	(10,922)	(11,993)
Loss from operations	(22,915)	(10,922)	(11,993)

Interest income, net	1,949	749	1,200
Net loss	$(20,966)	$(10,173)	$(10,793)

Research and Development Expenses

Research and development expenses were $16.7 million for the six months ended June 30, 2019 compared to $8.1 million for the six months ended June 30, 2018. The following table summarizes our research and development expenses for the six months ended June 30, 2019 and 2018 (in thousands).

	Six Months Ended June 30,
	2019	2018	Change
TC-210 preclinical and development expenses	$3,925	$2,075	$1,850
Platform development	1,267	842	425
TC-110 IND enabling studies	1,278	—	1,278
Personnel expenses	7,195	3,632	3,563
Allocated facilities costs	1,832	1,317	515
Other expenses	1,225	202	1,023
	$16,722	$8,068	$8,654

The $8.7 million increase in expense for six months ended June 30, 2019 as compared to the six months ended June 30, 2018 is primarily attributable to an increase in personnel expenses of $3.6 million for six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to our increase in headcount and related personnel expenses. In addition, an increase of $1.9 million in expenses to third parties from progressing the preclinical development of our lead solid tumor product candidate, TC-210. Further progress on the development of our product development platform and progressing the preclinical development of TC-110 of $1.7 million. Facility costs increased $0.5 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a relocation to a larger lab and office space and contracting for the Catapult facility. The increase in other research and development expenses of $1.0 million for six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily attributable to an increase in general research operations and lab-related expenses.

General and Administrative Expenses

General and administrative expenses were $6.2 million for the six months ended June 30, 2019, compared to $2.9 million for the six months ended June 30, 2018. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $2.0 million due to our increase in headcount, an increase in professional service expenses of $0.9 million, and an increase in other expenses of $0.6 million.

Interest Income, net

Interest income, net was $1.9 million for the six months ended June 30, 2019, compared to $0.7 million for the six months ended June 30, 2018. The increase was due to interest income as a result of a higher average cash balance in our commercial and investment accounts in the six months ended June 30, 2019.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from operations. Since inception, we have funded our operations with proceeds from the sale of preferred and common stock.

In February 2019, we completed our IPO, pursuant to which we issued and sold 5,750,000 shares of our common stock at a price to the public of $15.00 per share. We received aggregate net proceeds from the offering were approximately $77.1 million, after deducting underwriting discounts and commissions and other offering expenses paid.

As of June 30, 2019, we had cash, cash equivalents and investments of $180.7 million.

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

We believe that our existing cash, cash equivalents and investments, including the net proceeds from the IPO, will enable us to fund our operating expenses and capital expenditure requirements at least into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Operating activities	$(20,990)	$(7,693)
Investing activities	(64,888)	(27,585)
Financing activities	79,184	125,012

Operating Activities

During the six months ended June 30, 2019, we used $21.0 million of cash in operating activities, resulting primarily from our net loss of $21.0 million offset by non-cash charges of $2.6 million, which related to depreciation and amortization, stock-based compensation, non-cash accretion on investments, and a net decrease in operating assets and liabilities of $2.7 million. The net decreases in operating assets and liabilities were primarily attributable to payment for annual expenses.

During the six months ended June 30, 2018, we used $7.7 million of cash in operating activities, primarily resulting from our net loss of $10.2 million offset by non-cash charges of $0.8 million, which primarily consisted of depreciation and stock-based compensation, and a net increase in operating assets and liabilities of $1.7 million.

Investing Activities

During the six months ended June 30, 2019, cash used in investing activities was $64.9 million, consisting primarily of purchases of investments net of maturities of $63.9 million and purchases of property and equipment of $0.9 million.

During the six months ended June 30, 2018, cash used in investing activities was $27.6 million, consisting primarily of net purchases of investments of $26.8 million and purchases of property and equipment of $0.8 million.

Financing Activities

During the six months ended June 30, 2019 and 2018, net cash provided by financing activities was $79.2 million and $125.0 million, respectively, in each case consisting primarily of net cash proceeds from the IPO and sale and issuance of our Series B preferred stock, respectively.

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

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees based on their fair value on the grant date and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We apply the straight-line method of expense recognition to all awards with service-based vesting conditions.

For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed. In the second quarter of 2019, the Company adopted ASU 2018-07 on a retrospective basis as of January 1, 2019, the beginning of the fiscal year of adoption. Prior to the adoption of ASU 2018-07, share-based payments awards granted to non-employees were measured at fair value on their grant date, subject to periodic remeasurement at each reporting period, and share-based compensation expense was recognized over their vesting terms. After the adoption of ASU 2018-07,the fair value of all outstanding and unvested previously granted non-employee awards was established on January 1, 2019, the effective date of adoption, and share-based compensation expense will continue to be recorded on a straight-line basis over their remaining vesting period, consistent with share-based payment awards granted to employees.

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

•
Expected Term. The expected term represents the period that our stock options are expected to be outstanding. We calculated the expected term using the simplified method based on the average of each option’s vesting term and the contractual period during which the option can be exercised, which is typically 10 years following the grant date.

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of (i) all global net sales of any of our products, if approved, and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in earnings. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribe no value to the royalty agreement at inception and at June 30, 2019 and 2018. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There was no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage immunotherapy company with a limited operating history. We commenced operations in May 2015, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials and initiating our first clinical trial. Most of our product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have incurred significant net losses in each period since our inception in May 2015. As of June 30, 2019, we had an accumulated deficit of $156.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Other than TC-210, all of our product candidates are in the preclinical stages of development and will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. TC-210, our most advanced mono TRuC-T cell product candidate targeting mesothelin-positive solid tumors, is in the early stages of a Phase 1/2 clinical trial and will require additional regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. TC-110, our mono TRuC-T cell product candidate targeting CD19-positive B-cell hematological malignancies, and TC-220 have yet to complete IND-enabling studies. Our other TRuC-T cell product candidates are in early preclinical stages. We are in the early stages of our clinical trial for

TC-210 and we have not yet administered any of our other product candidates in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $86.3 million, inclusive of the exercise of the underwriters' overallotment option. We had cash, cash equivalents and short-term investments of approximately $180.7 million as of June 30, 2019. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

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

We have no experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations (CROs) and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control.

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

We do not currently own any facility that may be used as our clinical scale manufacturing and processing facility and expect to rely on outside vendors and our GMP manufacturing suite at the Cell and Gene Therapy Catapult Limited (Catapult) center in Stevenage, United Kingdom to manufacture supplies and process our product candidates. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We plan to make changes as we work to optimize the manufacturing process. For example, we may switch or be required to switch from research-grade materials to commercial-grade materials in order to get regulatory approval of our product candidates. We cannot be sure that even minor changes in the process will result in therapies that are safe and effective and licensed for commercial sale.

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

We expect to submit an IND for TC-110 in the second half of 2019 and for TC-220 in 2020. However, we may not be able to file such INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. In July 2018, a power failure that occurred during a manufacturing run to produce virus for our Phase 1/2 clinical trial of TC-210 caused us to abandon that manufacturing run and resulted in a month-long delay in the process of manufacturing the requisite virus to support our IND filing for TC-210 and consequently a delay in the IND filing itself. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

We do not have our own clinical-scale manufacturing facility and are currently reliant on a limited number of manufacturers for our lentiviral vector and a single manufacturer to provide our needs for producing our TRuC-T cell product candidates. We are in the process of adding manufacturing capacity to support larger clinical trials for our product candidates and have occupied a GMP manufacturing suite at Catapult in Stevenage, United Kingdom, which we expect to be operational in the second half of 2019. We plan to pursue additional manufacturing capacity in the United States and in Europe to meet our future demands and may build our own manufacturing capabilities to meet the patient demand for our product candidates. These third-party manufacturing providers may not be able to provide adequate resources or capacity to meet our needs.

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

* The expected withdrawal of the United Kingdom from the European Union, commonly referred to as "Brexit," may disrupt import and export processes between the United Kingdom and the European Union, potentially delaying time-sensitive shipments and adversely affecting our GMP manufacturing operations at Catapult.

In June 2016, a majority of the eligible members of the electorate in the United Kingdom voted to withdraw from the European Union in a national referendum, commonly referred to as "Brexit." The withdrawal of the United Kingdom from the European Union was set to take place on March 29, 2019; however, the United Kingdom and the European Union are currently negotiating the terms of the United Kingdom's relationship with the European Union. Without further agreement, the United Kingdom will formally leave the European Union in October 2019, subject to earlier withdrawal if an agreement is reached prior to that time or if certain conditions imposed by the European Union are not met. There is the potential that the United Kingdom and the European Union may not agree to a withdrawal arrangement before the date the United Kingdom leaves the European Union. We have contracted with the Cell Therapy Catapult Limited (Catapult) to occupy a suite with our own personnel in their GMP manufacturing center in Stevenage, United Kingdom. There is a risk that Brexit may disrupt import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and European Union customs agencies that may delay time-sensitive shipments of equipment and materials from the European Union that are required for GMP manufacturing in our Catapult suite. It is also possible that Brexit may negatively affect our ability to attract and retain employees for our operations at Catapult, particularly those from the European Union. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are ultimately negotiated in relation to the United Kingdom’s future relationship with the European Union, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear.

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

* We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2019, we had 56 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Further, we anticipate growth in our business operations, which would necessitate the addition of new laboratory and/or office space. This future growth could create strain on our organizational, administrative, and operational infrastructure, including laboratory operations and quality control. There is no guarantee that we will be able to manage the expansion of our facilities and operations, or that our systems, procedures or controls will be adequate to support our expanded facilities and operations. There is also no guarantee that we will be able to build out, acquire, or enter into agreements to lease facilities to support our growth.

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. As of June 30, 2019, we had cash, cash equivalents and short-term investments of approximately $180.7 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since June 30, 2019, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

As of June 30, 2019, our executive officers, directors, and 5% stockholders beneficially owned approximately 70% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We incur significant increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the Securities and Exchange Commission (SEC), annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We are taking advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and to made some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of July 30, 2019, we have a total of 23,964,746 shares of common stock outstanding. Of these shares, only the shares of common stock sold in our initial public offering and any shares sold following the underwriters’ exercise of their option to purchase additional shares, are freely tradable without restriction in the public market, unless purchased by our affiliates.

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

We received aggregate gross proceeds from our IPO of approximately $86.3 million, or aggregate net cash proceeds of approximately $77.1 million after deducting underwriting discounts and commissions and offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

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

Not applicable.

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

Date:	August 9, 2019	TCR[2] Therapeutics Inc.

		By:	/s/ Mayur (Ian) Somaiya
Mayur (Ian) Somaiya
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)