Form 10-Q
period 2019-09-30
TCR2 THERAPEUTICS INC.
filed 2019-11-12
CIK 1750019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 24,034,024 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

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

Part I

Item 1. Financial Statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$49,317	$47,674
Investments	111,688	75,493
Prepaid expenses and other current assets	5,612	2,326
Total current assets	166,617	125,493

Property and equipment, net	4,463	1,638
Investments, non-current	8,014	-
Restricted cash	417	290
Deferred offering costs	-	2,012
Total assets	$179,511	$129,433

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Accounts payable	$3,621	$2,663
Accrued expenses and other current liabilities	4,262	2,802
Total current liabilities	7,883	5,465

Other liabilities	474	434
Total liabilities	8,357	5,899

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock
Series A preferred stock, $0.0001 par value; no shares and 45,000,000 authorized at September 30, 2019 and December 31, 2018; no shares and 44,500,001 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	-	72,980
Series B preferred stock, $0.0001 par value; no shares and 62,500,000 authorized, issued, and outstanding at September 30, 2019 and December 31, 2018, respectively.	-	136,250
Total redeemable convertible preferred stock	-	209,230

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value. 10,000,000 shares and no shares authorized, no shares issued or outstanding at September 30, 2019 and December 31, 2018, respectively.	-	-
Common stock, $0.0001 par value; 150,000,000 and 20,988,730 shares authorized at September 30, 2019 and December 31, 2018, respectively; 24,033,032 and 914,602 shares issued at September 30, 2019 and December 31, 2018, respectively; 23,944,083 and 726,990 shares outstanding at September 30, 2019 and December 31, 2018, respectively.	2	-
Additional paid-in capital	340,686	-
Accumulated other comprehensive income (loss)	230	(106)
Accumulated deficit	(169,764)	(85,590)
Total stockholders’ equity (deficit)	171,154	(85,696)
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$179,511	$129,433

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$11,374	$5,386	$28,096	$13,454
General and administrative	3,522	1,704	9,715	4,558
Total operating expenses	14,896	7,090	37,811	18,012
Loss from operations	(14,896)	(7,090)	(37,811)	(18,012)

Interest income, net	1,090	702	3,039	1,451
Net loss	(13,806)	(6,388)	(34,772)	(16,561)

Accretion of redeemable convertible preferred stock to redemption value	-	(11,590)	(49,900)	(33,568)
Net loss attributable to common stockholders	$(13,806)	$(17,978)	$(84,672)	$(50,129)

Per share information
Net loss per share of common stock, basic and diluted	$(0.58)	$(27.25)	$(4.21)	$(83.83)

Weighted average shares outstanding, basic and diluted	23,874,593	659,840	20,125,955	597,964

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(13,806)	$(6,388)	$(34,772)	$(16,561)
Unrealized gain (loss) on investments, net	18	(1)	336	(3)
Comprehensive loss	$(13,788)	$(6,389)	$(34,436)	$(16,564)

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock						Additional		Accumulated Other	Total Stockholders'
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2018	44,500,001	$72,980	62,500,000	$136,250	726,990	$-	$-	$(85,590)	$(106)	$(85,696)
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	39,779	-	13	-	-	13
Exercise of stock options and warrants	-	-	-	-	124	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	1,141	-	-	1,141
Unrealized gain on investments	-	-	-	-	-	-	-	-	107	107
Accretion of redeemable preferred stock to redemption value	-	34,789	-	15,111	-	-	(498)	(49,402)	-	(49,900)
Conversion of shares upon IPO	(44,500,001)	(107,769)	(62,500,000)	(151,361)	17,275,299	2	259,128	-	-	259,130
Initial public offering, net of issuance costs	-	-	-	-	5,750,000	-	77,155	-	-	77,155
Net loss	-	-	-	-	-	-	-	(9,903)	-	(9,903)
Balance at March 31, 2019	-	-	-	-	23,792,192	2	336,939	(144,895)	1	192,047
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	39,777	-	13	-	-	13
Exercise of stock options and warrants	-	-	-	-	24,721	-	18	-	-	18
Stock-based compensation expense	-	-	-	-	-	-	1,444	-	-	1,444
Unrealized gain on investments	-	-	-	-	-	-	-	-	211	211
Initial public offering, issuance costs	-	-	-	-	-	-	(34)	-	-	(34)
Net loss	-	-	-	-	-	-	-	(11,063)	-	(11,063)
Balance at June 30, 2019	-	-	-	-	23,856,690	2	338,380	(155,958)	212	182,636
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	19,115	-	13	-	-	13
Exercise of stock options and warrants	-	-	-	-	68,278	-	281	-	-	281
Stock-based compensation expense	-	-	-	-	-	-	2,012	-	-	2,012
Unrealized gain on investments	-	-	-	-	-	-	-	-	18	18
Net loss	-	-	-	-	-	-	-	(13,806)	-	(13,806)
Balance at September 30, 2019	-	$-	-	$-	23,944,083	$2	$340,686	$(169,764)	$230	$171,154

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock						Additional		Accumulated Other	Total Stockholders'
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2017	44,500,001	$47,102	-	$-	435,626	$-	$-	$(26,324)	$-	$(26,324)
Sale of Series B preferred stock, net of issuance costs of $170	-	-	60,000,000	119,830	-	-	-	-	-	-
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	39,777	-	13	-	-	13
Exercise of stock options and warrants	-	-	-	-	123,275	-	91	-	-	91
Stock-based compensation expense	-	-	-	-	-	-	283	-	-	283
Unrealized loss on investments	-	-	-	-	-	-	-	-	(17)	(17)
Accretion of redeemable preferred stock to redemption value	-	9,413	-	1,420	-	-	(387)	(10,446)	-	(10,833)
Net loss	-	-	-	-	-	-	-	(3,986)	-	(3,986)
Balance at March 31, 2018	44,500,001	56,515	60,000,000	121,250	598,678	-	-	(40,756)	(17)	(40,773)
Sale of Series B preferred stock, net of issuance costs of $170	-	-	2,500,000	5,000	-	-	-	-	-	-
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	39,774	-	13	-	-	13
Exercise of stock options and warrants	-	-	-	-	2,774	-	2	-	-	2
Stock-based compensation expense	-	-	-	-	-	-	350	-	-	350
Unrealized gain on investments	-	-	-	-	-	-	-	-	15	15
Accretion of redeemable preferred stock to redemption value	-	4,895	-	6,250	-	-	(365)	(10,780)	-	(11,145)
Net loss	-	-	-	-	-	-	-	(6,187)	-	(6,187)
Balance at June 30, 2018	44,500,001	61,410	62,500,000	132,500	641,226	-	-	(57,723)	(2)	(57,725)
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	39,778	-	11	-	-	11
Exercise of stock options and warrants	-	-	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	657	-	-	657
Unrealized loss on investments	-	-	-	-	-	-	-	-	(1)	(1)
Accretion of redeemable preferred stock to redemption value	-	5,340	-	6,250	-	-	(668)	(10,922)	-	(11,590)
Net loss	-	-	-	-	-	-	-	(6,388)	-	(6,388)
Balance at September 30, 2018	44,500,001	$66,750	62,500,000	$138,750	681,004	$-	$-	$(75,033)	$(3)	$(75,036)

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(34,772)	$(16,561)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	558	303
Stock-based compensation expense	4,597	1,290
Accretion on short-term investments	(280)	(183)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,335)	500
Accounts payable	489	568
Accrued expenses and other liabilities	1,697	1,775
Cash used in operating activities	(31,046)	(12,308)

Investing activities:
Purchase of investments	(126,534)	(36,039)
Proceeds from sale or maturity of investments	82,990	12,990
Purchases of equipment	(3,060)	(938)
Cash used in investing activities	(46,604)	(23,987)

Financing activities:
Proceeds from the sale of Series B preferred stock, net of issuance costs	-	124,830
Proceeds from initial public offering, net of issuance costs	79,121	-
Proceeds from the exercise of stock options	299	218
Deferred offering costs	-	(792)
Cash provided by financing activities	79,420	124,256

Net increase in cash, cash equivalents, and restricted cash	1,770	87,961
Cash, cash equivalents, and restricted cash at beginning of year	47,964	20,101
Cash, cash equivalents, and restricted cash at end of period	$49,734	$108,062

Supplemental disclosure of noncash financing activities:
Conversion of redeemable convertible preferred stock to common stock	$259,130	$-
Accretion of redeemable convertible preferred stock to redemption value	49,900	33,568
Deferred offering costs included in accounts payable	-	382
Property and equipment additions in accounts payable	323	132
Reclassification of early exercise liability upon vesting of options	39	39

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

Initial Public Offering

In February 2019, the Company completed the initial public offering of its common stock (the IPO) pursuant to which it issued and sold 5,750,000 shares of its common stock at a price to the public of $15.00 per share. The shares began trading on The Nasdaq Global Select Market on February 14, 2019. The aggregate net proceeds received by the Company from the offering were approximately $77,121, after deducting underwriting discounts and commissions and other offering expenses payable by the Company of $9,129. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 17,275,299 shares of common stock. Additionally, as of the closing of the IPO, the Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock.

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

2. Liquidity

The Company’s operations to date have focused on organization and staffing, business planning, raising capital, acquiring technology and assets, manufacturing, conducting preclinical studies, and clinical activities. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company’s product candidates are subject to long development cycles and the Company may be unsuccessful in its efforts to develop, obtain regulatory approval for or market its product candidates.

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

The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of September 30, 2019 of $169,019 will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these unaudited consolidated financial statements.

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2019 for the year ended December 31, 2018 (the 2018 Form 10-K). In the opinion of the Company's management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

As of September 30, 2019, the Company has manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in either party’s ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Fair value of financial instruments

At September 30, 2019 and December 31, 2018, the Company’s financial instruments consist of money market funds, commercial paper, asset-backed securities, agency, and corporate bonds and are included in investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2019 and December 31, 2018, cash equivalents consisted of U.S treasuries, corporate bonds and government-backed money market funds.

Investments

As of September 30, 2019, all investments were classified as available-for-sale and were carried at their estimated fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) until realized. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments in debt securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in earnings. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

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

Restricted cash

Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. Restricted cash includes amounts held as a security deposit in the form of a letter of credit for the Company’s leased facilities.

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

Common shares issued and stock-options exercised prior to vesting are subject to repurchase by the Company until vested at the lesser of the initial exercise price and the fair market value of the Company’s common stock at the time of repurchase. The proceeds from the shares subject to repurchase are classified as a liability and reclassified to equity as the shares vest.

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

The following potentially dilutive securities, on an as converted basis have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2019 and 2018, as they would be antidilutive:

	As of September 30,
	2019	2018
Series A redeemable convertible preferred stock	—	7,184,588
Series B redeemable convertible preferred stock	—	10,090,711
Stock options outstanding	3,433,743	2,013,819
Employee stock purchase plan	1,910	-
Unvested shares of restricted stock	1,660	70,280
Common stock warrants	203,676	330,715
Total	3,640,989	19,690,113

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources (which excludes investments from owners). The Company’s only element of other comprehensive loss is unrealized gains and losses on investments.

Reconciliation of cash, cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets to the total of the same such amounts shown in the unaudited consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018.

	As of September 30,
	2019	2018
Cash and cash equivalents	$49,317	$107,769
Restricted cash	417	293
Cash, cash equivalents, and restricted cash shown in the statements of cash flows	$49,734	$108,062

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

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which will require lessees to record most operating leases on their balance sheets but recognize the expenses in the statements of operations in a manner similar to current practice. Under the new standard, lessees will be required to recognize a lease liability for the obligation to make lease payments, and an asset for the right to use the underlying asset for the lease term, for all leases with terms longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statements of operations. Expenses related to operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile, in which interest and amortization are presented separately in the statements of operations. The principal effect on the Company’s financial statements will be an increase in assets and liabilities.

The standard will be effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company will adopt the new standard beginning January 1, 2021, assuming the FASB issues a final ASU based on its approved proposal to delay the effective date for emerging growth companies. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to apply the standard either (1) on the January 1, 2021 effective date, or (2) the beginning of the earliest comparative period presented in its financial statements. The standard includes a number of practical expedients that the Company is evaluating and may elect to apply. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its consolidated financial statements and related disclosures.

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

4. Investments and Fair Value Measurements

As of September 30, 2019, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Current Marketable Securities	Non-Current Marketable Securities
Corporate bonds	$111,279	$235	$(11)	$111,503	$103,489	$8,014
Agency bonds	3,700	5	-	3,705	3,705	-
Commercial paper	4,494	-	-	4,494	4,494	-
Asset-backed securities	-	-	-	-	-	-
Total	$119,473	$240	$(11)	$119,702	$111,688	$8,014

As of December 31, 2018, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Current Marketable Securities	Non-Current Marketable Securities
Corporate bonds	$58,029	$1	$(94)	$57,936	$57,936	$-
Agency bonds	9,966	-	(9)	9,957	9,957	-
Commercial paper	7,214	-	(4)	7,210	7,210	-
Asset-backed securities	390	-	-	390	390	-
Total	$75,599	$1	$(107)	$75,493	$75,493	$-

The amortized cost and estimated fair value of marketable securities, by contractual maturity:

	September 30, 2019
	Amortized Cost	Fair Value
Due within one year or less	$111,474	$111,688
Due after one year through five years	7,999	8,014
	$119,473	$119,702

	December 31, 2018
	Amortized Cost	Fair Value
Due within one year or less	$75,599	$75,493
Due after one year through five years	-	-
	$75,599	$75,493

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

The guidance requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1—Quoted prices (unadjusted in active markets for identical assets or liabilities)

Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly

Level 3—Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions

As of September 30, 2019, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$8,525	$8,525	$8,525	$-	$-
Corporate bonds	111,279	111,503	-	111,503	-
Agency bonds	3,700	3,705	-	3,705	-
Commercial paper	4,494	4,494	-	4,494	-
Asset-backed securities	-	-	-	-	-
Total	$127,998	$128,227	$8,525	$119,702	$-

During the nine months ended September 30, 2019, there were no transfers among the Level 1, Level 2 and Level 3 categories.

As of December 31, 2018, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$45,974	$45,974	$45,108	$866	$-
Corporate bonds	58,029	57,936	-	57,936	-
Agency bonds	9,966	9,957	-	9,957	-
Commercial paper	7,214	7,210	-	7,210	-
Asset-backed securities	390	390	-	390	-
Total	$121,573	$121,467	$45,108	$76,359	$-

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

5. Property and Equipment

Property and equipment, net, consisted of:

	September 30, 2019	December 31, 2018
Laboratory equipment	$4,930	$2,118
Computer hardware and equipment	105	105
Furniture and fixtures	326	326
Leasehold improvements	256	34
Construction in process	349	-
	5,966	2,583
Less: accumulated depreciation	(1,503)	(945)
	$4,463	$1,638

Depreciation expense was $258 and $115 for the three months ended September 30, 2019 and 2018, respectively, and $558 and $303 for the nine months ended September 30, 2019 and 2018, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	September 30, 2019	December 31, 2018
Employee compensation and related benefits	$1,626	$1,676
Professional fees	111	342
Contract manufacturing organization fees	280	173
Contract research organization fees	280	232
University partnerships	343	162
Property received not yet invoiced	1,149	103
Other	473	114
	$4,262	$2,802

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

In September 2019, the Company entered into a lease for office facilities that expires in August 2024. Under the terms of the lease, the Company placed $127 letter of credit into a restricted cash account as security for the facility.

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

The Collaboration Agreement provides for Catapult to provide identified space, called a module. The Company has concluded that the Collaboration Agreement contains an embedded lease as the Company has the right to operate the module in a manner it determines. The Company also concluded that it is not the deemed owner during modification of the module nor does the agreement represent a capital lease under ASC 840, “Leases”. As a result, the embedded lease portion of the Collaboration Agreement will be accounted for as an operating lease. The Company determined the amounts to be representative of rent to be £300 per year based on the relative selling prices of the services being provided. This amount will be amortized annually on a straight-line basis as rent expense over the term of the embedded lease, commencing March 1, 2019.

The following table presents future minimum rent payments under non-cancellable operating leases with initial terms in excess of one year at September 30, 2019:

Total
Remainder of 2019	$794
2020	3,234
2021	2,962
2022	2,549
2023	2,561
Thereafter	3,496
Total minimum payments required	$15,596

Rent expense was $718 and $599 for the three months ended September 30, 2019 and 2018, respectively, and $2,043 and $1,778 for the nine months ended September 30, 2019 and 2018, respectively.

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock (see Note 8), certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in earnings. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and at September 30, 2019 and December 31, 2018. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation for three and nine months ended September 30, 2019 and 2018 nor has the Company accrued any liability as of September 30, 2019 or December 31, 2018.

8. Common Stock and Redeemable Convertible Preferred Stock

Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to the rights of holders of redeemable convertible preferred stock, common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends had been declared through September 30, 2019.

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

Dividends

Prior to the IPO, the holders of shares of Series A preferred stock were entitled to receive cumulative dividends of 6% from the date of issuance. Accumulated dividends were payable only when and if declared by the Board of Directors, in preference to dividends paid to holders of common stock. The dividend preference for Series A preferred stock is $0.06 per share, as adjusted for recapitalizations. No dividends have been declared through September 30, 2019.

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

Dividends

Prior to the IPO, the holders of shares of Series B preferred stock were entitled to receive cumulative dividends of 6% from the date of issuance. Accumulated dividends were payable only when and if declared by the Board of Directors, in preference to dividends paid to holders of Series B preferred stock and common stock. The dividend preference for Series B preferred stock was $0.12 per share, as adjusted for recapitalizations. No dividends were declared through September 30, 2019.

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

9. Stock-based Compensation

In February 2019, the Company’s Board of Directors and stockholders approved the 2018 Stock Option and Incentive Plan (the 2018 Plan), which replaced the 2015 Plan. The shares under the 2015 Plan which were not issued, were rolled into the 2018 Plan. The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, directors and other key persons (including consultants) are eligible to receive awards under the 2018 Plan. The maximum number of authorized shares to be issued under the Plan is 5,094,691 shares of common stock. The number of shares of common stock reserved for issuance under the 2018 Plan shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Company's Board of Directors. The amount, terms of grants, and exercisability provisions are determined and set by the Compensation Committee of the Company’s Board of Directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors.

As of September 30, 2019, there were 1,578,563 shares of common stock available for future issuance under the 2018 Plan. Generally, options and restricted stock awards vest over a four-year period.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$815	$178	$1,729	$310
General and administrative	1,197	479	2,868	980
	$2,012	$657	$4,597	$1,290

Stock options

During the nine months ended September 30, 2018, there were 1,043,439 grants of stock options, 127,320 options forfeited, and 126,050 options exercised, respectively.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

The following table summarizes the activity related to stock option grants to employees and non-employees for the nine months ended September 30, 2019:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)
Balance at December 31, 2018	2,094,815	$3.78	9.1
Granted	1,496,340	15.85
Exercised	(82,509)	2.01
Forfeited	(74,903)	3.77
Balance at September 30, 2019	3,433,743	9.07	8.9

Exercisable at September 30, 2019	733,199	2.99	8.2
Vested and expected to vest at September 30, 2019	3,433,743	9.07	8.9

As of September 30, 2019, there was $17,671 in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 3.1 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options for the nine months ended September 30, 2019 and 2018 was determined using the methods and assumptions discussed below:

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

▪	The expected volatility is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the expected term assumption as described in SAB No. 107.
▪	The estimated annual dividend yield is 0% because the Company has not historically paid and does not expect for the foreseeable future to pay, a dividend on its common stock.
▪

The Company considered numerous objective and subjective factors in estimating the fair value of its common stock, including the estimated fair value of the Company’s Series A and Series B preferred stock for periods prior to our IPO.

For the nine months ended September 30, 2019 and 2018, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2019	2018
Risk free interest rate	2.27%	2.83%
Expected term (in years)	6.0	6.1
Expected volatility	70.8%	65.0%
Annual dividend yield	—%	—%
Fair value of common stock	$10.13	$3.67

Restricted stock

During the nine months ended September 30, 2019 and 2018, the Company granted no restricted stock and there were no forfeitures. As of September 30, 2019, there was $15 in unrecognized compensation cost that is expected to be recognized by December 31, 2019.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

Warrants

During the nine months ended September 30, 2019 and 2018, the Company granted no warrants and there were no forfeitures. As of September 30, 2019, there was $749 in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 1.2 years.

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

During the nine months ended September 30, 2019, there were 10,614 shares issued under the 2018 ESPP.

10. Related party transactions

Consulting arrangements

On October 1, 2015, the Company entered into a consulting agreement with Dr. Patrick Baeuerle. Pursuant to the consulting agreement, Dr. Baeuerle agreed to perform such consulting, advisory and related services to and for the Company as may be reasonably requested. In exchange, the Company agreed to pay Dr. Baeuerle a consulting fee of €15 per month. On November 1, 2016, the Company amended the consulting agreement to revise Dr. Baeuerle’s consulting fee to be €3 per month. Dr. Baeuerle is also eligible for an annual bonus equal to 33% of the annual fees paid under the consulting agreement, subject to the discretion of the Company's Board of Directors based on Dr. Baeuerle’s performance and the Company's performance. The term of the agreement is one year, and automatically extends for additional one-year periods unless terminated. During the nine months ended September 30, 2019 and 2018, the Company incurred fees and travel related expenses to Dr. Baeuerle in the amount of $54 and $56, respectively, under the consulting agreement. Dr. Baeuerle is a member of the Company's Board of Directors and is a managing director at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities.

On March 2, 2016, the Company entered into a consulting agreement with Dr. Mitchell Finer (the Original Finer Agreement), which was amended and restated on May 9, 2017 to, among other things, add Pattern Recognition Ventures as a party. Pursuant to the amended and restated consulting agreement, Pattern Recognition Ventures agreed to perform scientific consulting, advisory and related services to and for the Company as may be reasonably requested, including making Dr. Finer available to serve as Chairman of the Company's Scientific Advisory Board. Pursuant to the amended and restated consulting agreement, the Company agreed (i) to pay Pattern Recognition Ventures a consulting fee of $19 per quarter for services provided under the agreement, commencing on July 1, 2017. During the nine months ended September 30, 2019 and 2018, the Company incurred fees and travel-related expenses to Pattern Recognition Ventures in the amount of $58 and $56, respectively. Dr. Finer has a financial interest in Pattern Recognition Ventures and is its managing member. Dr. Finer is also a member of the Company's Board of Directors and is an executive partner at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

The majority investor in the Company is MPM Capital (MPM). During 2018 and 2019, the Company continued to receive advisory services related to intellectual property from an executive partner at MPM. For the nine months ended September 30, 2019 and 2018, the Company incurred approximately $281 and $177, respectively, for intellectual property services. In addition, for the nine months ended September 30, 2019 and 2018, the Company incurred approximately $24 and $40, respectively, for travel-related expenses incurred by two MPM executive partners that serve on the Company's Board of Directors. These amounts were recorded in general and administrative expenses in the unaudited consolidated statements of operations.

On October 1, 2017, the Company entered into a consulting agreement with Globeways Holdings Limited. Dr. Morana Jovan-Embiricos has financial interests in Globeways Holdings Limited and is its founding director. Pursuant to the consulting agreement, Globeways Holdings Limited provides consulting, advisory and related services in exchange for consulting fees of $100 per year. During the nine months ended September 30, 2019 and 2018, the Company incurred fees and travel-related expenses to Globeways Holdings Limited in the amount of $52 and $91, respectively. Dr. Jovan was a member of the Company's Board of Directors until her resignation on May 13, 2019. Dr. Jovan is the founding director of Globeways Holdings Limited. Globeways Holdings Limited is the appointed manager of certain affiliates of F2 Capital that collectively beneficially own more than 5% of the Company's voting securities. The consulting agreement with Globeways Holdings Limited was terminated in connection with Dr. Jovan-Embiricos's resignation from the Company's Board of Directors.

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

Since our inception in May 2015, we have focused significant efforts and financial resources on developing our TRuC platform, establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of our preferred and common stock. Through September 30, 2019, we have received gross proceeds of $169.5 million from the sale of our Series A and Series B preferred stock and $86.3 million common stock in our IPO.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of September 30, 2019, we had an accumulated deficit of $169.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Interest Income, net

Interest income, net consists of interest earned on our cash equivalents and investment balances, net of investment charges.

Three Month Consolidated Statements of Operations

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Operating expenses
Research and development	$11,374	$5,386	$5,988
General and administrative	3,522	1,704	1,818
Total operating expenses	14,896	7,090	7,806
Loss from operations	(14,896)	(7,090)	(7,806)

Interest income, net	1,090	702	388
Net loss	$(13,806)	$(6,388)	$(7,418)

Research and Development Expenses

Research and development expenses were $11.4 million for the three months ended September 30, 2019 compared to $5.4 million for the three months ended September 30, 2018. The following table summarizes our research and development expenses for the three months ended September 30, 2019 and 2018  (in thousands).

	Three Months Ended September 30,
	2019	2018	Change
TC-210 preclinical and development expenses	$1,651	$1,689	$(38)
Platform development	1,324	604	720
TC-110 IND enabling studies	1,128	-	1,128
Personnel expenses	4,964	2,342	2,622
Allocated facilities costs	1,341	751	590
Other expenses	966	-	966
	$11,374	$5,386	$5,988

The $6.0 million increase in expense for three months ended September 30, 2019 as compared to the three months ended September 30, 2018 is primarily attributable to an increase of $6.0 million in additional personnel expenses as we have increased our headcount and related personnel expenses. In addition, we incurred $1.1 million for the three months ended September 30, 2019 for our TC-110 product candidate compared to zero for the three months ended September 30, 2018. Platform development expenses for the three months ended September 30, 2019 increased by $0.7 million as compared to the three months ended September 30, 2018. Facility costs increased $0.6 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a relocation to a larger lab and office space and contracting for the Catapult facility. The increase in other research and development expenses of $1.0 million for three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily attributable to an increase in general research operations and lab-related expenses.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended September 30, 2019, compared to $1.7 million for the three months ended September 30, 2018. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $0.9 million due to our increase in headcount, an increase in professional service expenses of $0.4 million, and an increase in facility and other expenses of $0.5 million.

Interest Income, net

Interest income, net was $1.1 million for the three months ended September 30, 2019, compared to $0.7 million for the three months ended September 30, 2018. The increase was due to interest income as a result of a higher average cash and investment balances in our commercial and investment accounts in the three months ended September 30, 2019.

Nine Month Consolidated Statements of Operations

The following table summarizes our results of operations for nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Operating expenses
Research and development	$28,096	$13,454	$14,642
General and administrative	9,715	4,558	5,157
Total operating expenses	37,811	18,012	19,799
Loss from operations	(37,811)	(18,012)	(19,799)

Interest income, net	3,039	1,451	1,588
Net loss	$(34,772)	$(16,561)	$(18,211)

Research and Development Expenses

Research and development expenses were $28.1 million for the nine months ended September 30, 2019 compared to $13.5 million for the nine months ended September 30, 2018. The following table summarizes our research and development expenses for the nine months ended September 30, 2019 and 2018 (in thousands).

	Nine Months Ended September 30,
	2019	2018	Change
TC-210 preclinical and development expenses	$5,576	$3,764	$1,812
Platform development	2,591	1,446	1,145
TC-110 IND enabling studies	2,406	-	2,406
Personnel expenses	12,159	5,974	6,185
Allocated facilities costs	3,173	2,068	1,105
Other expenses	2,191	202	1,989
	$28,096	$13,454	$14,642

The $14.6 million increase in expense for nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is primarily attributable to an increase in personnel expenses of $6.2 million for nine months ended September 30, 2019 as compared to nine months ended September 30, 2018 due to our increase in headcount and related personnel expenses. In addition, an increase of $1.8 million in expenses to third parties from progressing the preclinical development of our lead solid tumor product candidate, TC-210. We incurred $5.0 million for nine months ended September 30, 2019 on the development of our product development platform and preclinical development of TC-110 compared to $1.4 million nine months ended September 30, 2018. Facility costs increased $1.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a relocation to a larger lab and office space and contracting for the Catapult facility. The increase in other research and development expenses of $2.0 million for nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily attributable to an increase in general research operations and lab-related expenses.

General and Administrative Expenses

General and administrative expenses were $9.7 million for the nine months ended September 30, 2019, compared to $4.6 million for the nine months ended September 30, 2018. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $2.7 million due to our increase in headcount, an increase in professional service expenses of $1.3 million, and an increase in other expenses of $1.1 million.

Interest Income, net

Interest income, net was $3.0 million for the nine months ended September 30, 2019, compared to $1.5 million for the nine months ended September 30, 2018. The increase was due to interest income as a result of a higher average cash and investments balances in our commercial and investment accounts in the nine months ended September 30, 2019.

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

As of September 30, 2019, we had cash, cash equivalents, and investments of $169.0 million.

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

Cash flows

The following table summarizes our sources and uses of cash the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Operating activities	$(31,046)	$(12,308)
Investing activities	(46,604)	(23,987)
Financing activities	79,420	124,256

Operating Activities

During the nine months ended September 30, 2019, we used $31.1 million of cash in operating activities, resulting primarily from our net loss of $34.8 million offset by non-cash charges of $4.8 million, which related to depreciation and amortization, stock-based compensation, non-cash accretion on investments, and a net decrease in operating assets and liabilities of $1.2 million. The net decreases in operating assets and liabilities were primarily attributable to payment for annual expenses.

During the nine months ended September 30, 2018, we used $12.2 million of cash in operating activities, primarily resulting from our net loss of $16.6 million offset by non-cash charges of $1.4 million, which primarily consisted of depreciation and stock-based compensation, and a net increase in operating assets and liabilities of $2.8 million.

Investing Activities

During the nine months ended September 30, 2019, cash used in investing activities was $46.6 million, consisting primarily of purchases of investments net of maturities of $43.5 million and purchases of property and equipment of $3.1 million.

During the nine months ended September 30, 2018, cash used in investing activities was $24.0 million, consisting primarily of net purchases of investments of $23.0 million and purchases of property and equipment of $0.9 million.

Financing Activities

During the nine months ended September 30, 2019 and 2018, net cash provided by financing activities was $79.5 million and $124.1 million, respectively, in each case consisting primarily of net cash proceeds from the IPO and sale and issuance of our Series B preferred stock, respectively.

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of (i) all global net sales of any of our products, if approved, and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in earnings. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribe no value to the royalty agreement at inception and at September 30, 2019 and 2018. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There was no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each period since our inception in May 2015. As of September 30, 2019, we had an accumulated deficit of $169.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Other than TC-210, all of our product candidates are in the preclinical stages of development and will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. TC-210, our most advanced mono TRuC-T cell product candidate targeting mesothelin-positive solid tumors, is in the early stages of a Phase 1/2 clinical trial and will require additional regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Many of our TRuC-T cell product candidates are in early preclinical stages. We are in the early stages of our clinical trial for TC-210 and we have not yet administered any of our other product candidates in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Many of the factors listed above are beyond our control and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercialize our product candidates. Even if we are able to commercialize our product candidates, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we may be unable to continue operations without continued funding.

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

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $86.3 million, inclusive of the exercise of the underwriters' overallotment option. We had cash, cash equivalents and short-term investments of approximately $169.0 million as of September 30, 2019. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

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

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of our clinical trials at a higher rate than we anticipate;

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

We expect to submit an IND for TC-110 in the near term. However, we may not be able to file such INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. In July 2018, a power failure that occurred during a manufacturing run to produce virus for our Phase 1/2 clinical trial of TC-210 caused us to abandon that manufacturing run and resulted in a month-long delay in the process of manufacturing the requisite virus to support our IND filing for TC-210 and consequently a delay in the IND filing itself. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

Our product candidates may recognize and bind to a peptide unrelated to the target antigen to which it is designed to bind. If this peptide is expressed within normal tissues, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse effects. Detection of any cross-reactivity may halt or delay any ongoing clinical trials for any TRuC-T cell-based product candidate and prevent or delay regulatory approval. Unknown cross-reactivity of the TRuC-T cell binding domain to related proteins could also occur. We have also developed a preclinical screening process to identify cross-reactivity of the TRuC-T cell binders. Any cross-reactivity that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization.

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

Manufacturing and administering our product candidates are complex and we may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our TRuC-T cells for clinical trials or for commercial purposes could be delayed or stopped.

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

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include hematopoietic stem cell transplantation in certain cancers, chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect to initially seek approval of our product candidates in most instances at least as a second- or third-line therapy, for use in patients with relapsed or refractory metastatic cancer. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our product candidates, even if licensed as a second or third or subsequent line of therapy, would be licensed for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. Consequently, the potentially addressable patient population for our product candidates may be extremely limited or may not be amenable to treatment with our product candidates.

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

Our product candidates rely on the use of protein binding domains, or binders, to target specific cancers, which we may develop, or which may be developed by third parties. We are limited in our ability to apply our product candidates to a wider range of potential target cancers by our ability to develop, partner for or acquire these binders on commercially reasonable terms.

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

We plan to seek approval of TC-210 and TC-110 and may seek approval of future product candidates using FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown and may adversely affect our business model.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

In June 2016, a majority of the eligible members of the electorate in the United Kingdom voted to withdraw from the European Union in a national referendum, commonly referred to as "Brexit." The withdrawal of the United Kingdom from the EU will take effect on the earlier of the effective date of the withdrawal agreement or January 31, 2020, unless the United Kingdom opts to remain in the EU or the deadline is extended by the EU. There remains significant uncertainty about when and how the U.K. will officially exit the European Union, if at all, and the possible effects of Brexit including but not limited to, the imposition of trade barriers and increased costs throughout Europe, changes in European manufacturing and employment markets, and currency fluctuations. We have contracted with the Cell Therapy Catapult Limited (Catapult) to occupy a suite with our own personnel in their GMP manufacturing center in Stevenage, United Kingdom.  There is a risk that Brexit may disrupt import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and European Union customs agencies that may delay time-sensitive shipments of equipment and materials from the European Union that are required for GMP manufacturing in our Catapult suite. It is also possible that Brexit may negatively affect our ability to attract and retain employees for our operations at Catapult, particularly those from the European Union.  The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are ultimately negotiated in relation to the United Kingdom’s future relationship with the European Union, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear.

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

If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

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

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected.

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

As of September 30, 2019, we had 71 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. As of September 30, 2019, we had cash, cash equivalents and short-term investments of approximately $169.0 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since September 30, 2019, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

As of September 30, 2019, our executive officers, directors, and 5% stockholders beneficially owned approximately 70% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

* Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

In connection with our IPO, our officers, directors and substantially all of our stockholders agreed to be subject to a contractual lock-up with our underwriters. These lock-up agreements expired on August 13, 2019.  If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of September 30, 2019, we have a total of 24,033,024 shares of common stock outstanding. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Plan and our 2018 Employee Stock Purchase Plan adopted in connection with the IPO will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 17,276,913 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6.EXHIBITS

Number	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38811	3.1	2/25/2019

3.2	Amended and Restated By-laws of the Registrant	8-K	001-38811	3.2	2/25/2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

32.1+	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

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

Date:	November 12, 2019	TCR[2] Therapeutics Inc.

		By:	/s/ Mayur (Ian) Somaiya
Mayur (Ian) Somaiya
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)