Form 10-K
period 2019-12-31
TCR2 THERAPEUTICS INC.
filed 2020-03-30
CIK 1750019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019:  $216,090,573

As of March 21, 2020, there were 24,075,906 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

TCR2 Therapeutics Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of TCR2 Therapeutics Inc. (the “Company”) contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could”, “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects”, “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements appear in a number of places in this Annual Report on Form 10-K and include, but are not limited to, statements about:

•	the timing of preclinical studies and clinical trials of TC-210, TC-110 and any other product candidates;
•	our need to raise additional funding before we can expect to generate any revenues from product sales;
•	our ability to submit our planned INDs, conduct successful clinical trials and obtain regulatory approval for TC-210, TC-110 or any other product candidates that we may identify or develop;
•	the ability of our TRuC-T cell platform to generate and advance additional product candidates;
•	our ability to establish an adequate safety, potency and purity profile for TC-210, TC-110 or any other product candidates that we may pursue;
•

our ability to manufacture TC-210, TC-110 or any other product candidate in conformity with our specifications and with the U.S. Food and Drug Administration’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;

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

Part I

Except where the context otherwise requires or where otherwise indicated, the terms “TCR2 ,” “TCRR,” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to TCR2 Therapeutics Inc. and its consolidated subsidiaries.

Item 1. Business

Overview

We are a clinical-stage immunotherapy company developing the next generation of novel T cell therapies for patients suffering from cancer by overcoming the limitations of chimeric antigen receptor T (CAR-T) cell therapies and engineered T cell therapies that use the full T cell receptor (TCR-T cells) . Our proprietary TCR Fusion Construct T cells (TRuC-T cells) specifically recognize and kill cancer cells by harnessing the entire T cell receptor TCR signaling complex, which we believe is essential for T cell therapies to be effective in patients with solid tumors.

We have designed our TRuC-T cells so that tumor cell recognition does not require human leukocyte antigen (HLA), which provides two important benefits. First, in contrast to current engineered TCR-T cells, our technology is designed so that it can be applied to all patients that express the cancer surface antigen irrespective of HLA subtype, which we believe will allow us to address a significantly larger patient population. Second, HLA is downregulated or lost in many tumors, which can prevent their recognition by T cells and lead to diminished response rates and higher relapse rates. We therefore believe our approach will allow us to deliver the first HLA-independent TCR-T cell therapy for patients with solid tumors. We also believe that our product candidates have the potential to improve upon the efficacy and safety of currently approved CAR-T cell therapies in CD19-positive B-cell hematological malignancies. This belief is based on preclinical studies comparing our product candidates to CAR-T cells that we engineered.

Our lead TRuC-T cell targeting solid tumors is TC-210. We are conducting our Phase 1/2 clinical trial for TC-210 to treat patients with non-small cell lung cancer (NSCLC), ovarian cancer, malignant pleural/peritoneal mesothelioma and cholangiocarcinoma. We estimate the patient population for TC-210 in the four indications which we are exploring in our clinical trial is up to 80,000 patients in the United States alone. In our preclinical studies, TC-210 has demonstrated better anti-tumor activity, longer persistence, and lower cytokine release compared to CAR-T cells we engineered with the same mesothelin binder. We anticipate an interim update of the Phase 1 portion of the TC-210 Phase 1/2 clinical trial in the first half of 2020.

Our lead TRuC-T cell targeting hematological malignancies is TC-110. We have initiated our Phase 1/2 clinical trial for TC-110 to treat patients with adult acute lymphoblastic leukemia (aALL) and with aggressive or indolent non-Hodgkin lymphoma (NHL). These are indications for which CAR-T cells have either not been approved (indolent NHL), have proven too toxic (aALL) or have benefitted only a minority of patients (aggressive NHL). In our preclinical studies of TC-110, we have observed better anti-tumor activity, improved persistence and lower cytokine release compared to CAR-T cells we engineered to target CD19. We anticipate an interim update of the Phase 1 portion of the TC-110 Phase 1/2 clinical trial in the second half of 2020.

In addition to our two lead clinical programs, we are expanding our pipeline by utilizing our versatile platform to address some of the primary challenges to cell therapies such as the hostile and immunosuppressive tumor microenvironment. These include enhancements, such as dual targeting TRuC-T cells and other accessories to combat the tumor microenvironment, new targets for which we believe TRuC-T cells offer advantages to existing therapeutic modalities, and allogeneic, or off-the-shelf, TRuC-T cell approaches to simplify manufacturing, reduce cost of therapy, and improve access to our therapies for patients. We are expanding our TRuC-T cell platform to address other solid and hematological tumor types and as such, we are developing new TRuC-T cells for what we believe are the most promising targets.

Our TRuC platform originated from the work of our scientific founder, Dr. Patrick Baeuerle, a leading immunologist who developed the world’s first bispecific antibody, Blincyto®. We have assembled a scientific team with deep translational medicine, manufacturing and immunotherapy expertise to develop optimally designed TRuC-T cells to treat patients suffering from a wide range of hematologic cancers and solid tumors. Our management team brings extensive experience in cell therapy, including CAR-T and TCR-T cells, and all phases of drug discovery and development gained at large pharmaceutical and biotechnology companies, and we believe they will enable us to continue advancing our pipeline and expanding the capabilities of our platform.

Our Strategy

Our goal is to cure cancer with our TRuC-T cell therapies. We intend to make a difference in the lives of patients by building a fully integrated cancer immunotherapy company offering the first HLA-independent T cell therapy that works through activation of the full T cell receptor. The key components of our strategy are:

•

Rapidly advance clinical development of our lead solid tumor program and lead hematological malignancy program to validate our TRuC platform. Our strategy for our TRuC platform includes the initial pursuit of validated immunotherapy targets, such as mesothelin and CD19, based on well-characterized disease models in an attempt to minimize target risk. Subsequently, we will proceed to incorporate enhancements to the TRuC platform and target more novel tumor antigens. We are treating patients with TC-210, our lead mono TRuC-T cell targeting mesothelin-expressing solid tumors, in our Phase 1/2 clinical trial. We have initiated a Phase 1/2 clinical trial for TC-110, our lead mono TRuC-T cell targeting patients with CD19-positive B-cell hematological malignancies. We believe promising clinical trial results in these initial programs could translate into broader therapeutic potential for our TRuC platform.

•

Exploit the versatility of our platform to broaden our pipeline. We are exploring new targets for which we believe TRuC-T cells offer advantages to existing therapeutic modalities and are developing several additional enhancements that may be incorporated into our future product candidates to overcome tumor defense mechanisms, including dual-antigen targeting TRuC-T cells to minimize the possibility of antigen escape and cancer relapse. We are also developing several tools to counter the immunosuppressive tumor microenvironment, including interference with immune checkpoint pathways. Further, we are evaluating proprietary designs for allogeneic, or off-the-shelf, TRuC-T cells.

•

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

•

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

Our Pipeline

The versatility of our platform is highlighted by our lead programs and multiple approaches in development. We have generated a broad pipeline with assets that address both solid tumors and hematological malignancies. Our product candidates are listed in the figure below.

Our Focus

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

The immune system is responsible for protecting the human body against viral and bacterial infections, as well as mutated and cancerous cells. A critical component of the immune system are T cells that are able to target and kill these agents by using TCR recognition of cell surface markers known as antigens. Existing T cell therapies for cancer, including CAR-T cells and engineered TCR-T cells, attempt to replicate this mechanism. While current T cell therapies have shown encouraging efficacy data, they have limitations that we believe our TRuC-T cell product candidates can address by engaging the entire TCR complex.

Our Approach Utilizes the Full T-Cell Receptor

The TCR is one of the body’s most complex receptors, composed of a binding-specific heterodimer (TCRα and TCRβ chains) that engages with specific peptide-MHC ligands in association with a complex of signaling subunits, collectively called CD3: CD3γ, CD3δ, and two subunits each of CD3ε and CD3ζ. The contribution and interplay of the TCR’s six different receptor subunits to its very broad and complex signaling activities in T cells is not fully understood but we believe all subunits are required for efficient surface expression of the TCR. In total, the six different CD3 subunits contain ten immune receptor tyrosine-based activation motifs (ITAM) and the multiplicity of ITAMs within the TCR regulates the signaling potency and thereby the strength of T cell activation following TCR ligation. Besides ITAMs, other unique motifs in the intracellular domains of CD3γ, CD3δ, CD3ε, and CD3ζ are crucial for homeostasis, signaling, and function of the TCR complex. In contrast to CAR-T cells, which operate as stand-alone receptors utilizing only one of the six TCR subunits (CD3ζ), TRuC-T cells fully integrate into the TCR and therefore have the potential to leverage the TCR’s broad signaling capabilities and intrinsic regulatory mechanisms.

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

The figure below describes the natural HLA-restricted TCR complex as compared to the HLA-independent TRuC TCR.

Our platform enables the design of TRuC-T cells with a number of potential advantages, as described in the table below:

ATTRIBUTES	FEATURES	MECHANISMS	DESIRED PATIENT OUTCOME
Enhanced Signaling	TRuC construct integrates into and utilizes the entire TCR	• Naturally controlled T cell responses through TCR regulatory motifs	• Produce a more powerful, yet controlled T cell response
		• Lower cytokine production	• Controlled T cell responses, leading to lower adverse event rates
• No requirement for built-in costimulatory domain
Efficient Metabolism	Longer persistence and survival of TRuC-T cells in the hostile tumor microenvironment	• Enhanced tumor penetration and retention	• Higher T cell tumor infiltration leading to improved response rates
		• Enhanced energy production, including higher spare respiratory capacity	• Long-term persistence reducing risk of relapse
• Promotion of memory T cell phenotype
Advanced Targeting	Antibody-based tumor cell recognition	• Reprogramming of T cell specificity to recognize tumor surface antigen	• Access to larger patient population
		• HLA-independent binding to tumor	• TRuC-T cells have the potential to improve upon existing therapies because of HLA downregulation
	Dual targeting	• Ability to attack tumors based on the recognition of two different antigens	• Reduced risk of relapse due to antigen escape
• Improved response rates in tumors with heterogeneous target antigen expression
	Amenability to various tumor cell recognition modalities	• Binder formats include, but are not limited to, single-chain variable fragments, single-domain antibodies and receptors	• Improved response rates and lower relapse rates
• Humanized binders

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

We are expanding our core format with a series of next-generation enhancements that may further improve clinical outcomes. These fall into four broad categories:

•

First, we are developing formats that target two antigens, known as dual TRuC-T cells, which could improve tumor response in patients who express more than one cancer antigen and combat potential antigen escape, which is a leading mechanism of cancer relapse in patients receiving CAR-T cell therapy.

•

Second, we are developing several strategies to counter the immunosuppressive microenvironment of solid tumors including mechanisms to block a key cancer defense known as the PD-1 pathway, which can inhibit anti-tumor responses by T cells.

•	Third, we are evaluating proprietary designs for allogeneic or off-the-shelf TRuC-T cells, aiming to give patients faster access to and reduce the costs of TRuC-T cell therapies.
•

Finally, due to the TRuC platform’s versatility, we have the capability to target many different cancer antigens and we are focused on the discovery and validation of novel targets to broaden the reach of TRuC-T cells.

TC-210: Our Lead Mono TRuC-T Cells Targeting Mesothelin Positive Solid Tumors

Our most advanced TRuC-T cell product candidate is TC-210, which targets mesothelin-positive solid tumors. Mesothelin is a cell-surface protein whose expression is mostly restricted to mesothelial cell layers lining the pleura, pericardium and peritoneum but which is not known to be expressed on any vital organs. While its expression on normal tissues is low, mesothelin is highly expressed in many solid tumors. The cancer types that we intend to treat in our Phase 1/2 clinical trial include non-small cell lung cancer, ovarian cancer, malignant pleural/peritoneal mesothelioma and cholangiocarcinoma. These cancers represent a patient population of up to 80,000 in the United States alone. By comparison, the addressable U.S. patient population with hematological malignancies for approved CD19-directed CAR-T therapies is estimated to be approximately 8,000.

In our preclinical studies we have observed better anti-tumor activity and persistence of TRuC-T cells compared with CAR-T cells we engineered to target mesothelin while also exhibiting lower levels of cytokine release. The FDA cleared our IND for TC-210 in January 2019. We subsequently received a request from the FDA’s Center for Devices and Radiological Health (CDRH) for the submission of an investigational device exemption (IDE) application regarding our use of a commercially available in vitro diagnostic assay for screening mesothelin expression in tumors. The CDRH subsequently determined that we did not need to submit an IDE application, which allowed us to initiate our Phase 1/2 clinical trial for TC-210. We anticipate an interim update of the Phase 1 portion of the TC-210 Phase 1/2 clinical trial in the first half of 2020. We have received an FDA Orphan Drug Designation for the treatment of mesothelioma with TC-210 and also plan to apply for FDA Fast Track designation for TC-210.

Mesothelin is overexpressed on the cell surface in multiple cancers, including approximately 76% of malignant pleural mesotheliomas (the most common type of mesothelioma), 58% of ovarian cancers and 31% of NSCLC, among others. The following figure illustrates the proportion of cancer patients with mesothelin expressed on the surface of their tumors and are therefore potential candidates for TC-210 therapy.

NSCLC Background

NSCLC remains the leading cause of cancer-related mortality worldwide, accounting for approximately 18% of all cancer deaths. There are an estimated 194,000 new cases in the United States annually with an estimated 61,000 (31%) expressing mesothelin on the cell surface.

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

Ovarian Cancer Background

Epithelial ovarian cancer comprises approximately 90% of all ovarian malignancies. Approximately 23,000 patients in the United States were diagnosed with ovarian cancers in 2019 with an estimated 13,000 cases expressing mesothelin on the cell surface.

Taxane and platinum-based combinations have been the backbone of ovarian cancer treatment for the past 20 years, despite having very low efficacy rates (below 15%) in patients with advanced forms of the disease. The majority of patients progressing after platinum retreatment have no approved treatment options. Relapsed, recurrent ovarian cancer remains incurable with an estimated 14,000 deaths from ovarian cancer in 2019 in the United States alone.

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

Malignant pleural mesothelioma is the most common form of mesothelioma, accounting for an estimated 84% of cases. Asbestos exposure causes approximately 80% of malignant pleural mesothelioma cases. There are an estimated 2,700 new cases per year of malignant mesothelioma in the United States of which an estimated 2,100 express mesothelin on the cell surface.

Effective treatment options for patients with malignant pleural mesothelioma are very limited. The standard of care recommended is chemotherapy that includes a platinum salt and an anti-folate. Unfortunately, the ORR is 17% to 40% and the median overall survival of patients with malignant pleural mesothelioma is 12 to 19 months when systemic chemotherapy is used with or without anti-angiogenic agents or targeted therapy. Malignant mesothelioma causes approximately 2,500 deaths in the United States annually.

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

Our Phase 1/2 clinical trial consists of two parts:

•

In the Phase 1 portion of the clinical trial, patients will receive TC-210 at four dose levels with or without lymphodepleting chemotherapy to determine the recommended Phase 2 dose (RP2D). At each dose level, TC-210 T cells will be first given without lymphodepletion to one patient and, if deemed safe, given to the subsequent three patients following lymphodepleting chemotherapy.

•

The objective of the Phase 2 portion of the clinical trial, in addition to further characterizing the safety profile of TC-210, is to evaluate the efficacy of TC-210 in mesothelin-expressing cancers as assessed by overall response rate (ORR) according to standard Response Evaluation Criteria In Solid Tumors (RECIST) v1.1 criteria (ORR: complete response + partial response). Secondary endpoints will include time to response, duration of response, progression free survival and overall survival. Approximately 50 patients will receive TC-210 at the RP2D schedule and will be stratified according to their cancer diagnosis in four groups: NSCLC, ovarian cancer, malignant pleural/peritoneal mesothelioma and cholangiocarcinoma. A total of ten patients per indication will be infused with TC-210 T cells, except in the NSCLC cohort where 20 patients will be treated, including eight receiving TC-210 as single agent and 12 receiving TC-210 in combination with the PD-1 blocking antibody.

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

Preclinical Studies of TC-210

TC-210 has shown robust anti-tumor activity in cellular assays and animal models of malignant pleural/peritoneal mesothelioma, lung and ovarian cancers. We have completed a number of preclinical studies that have generated data on the mechanism-of-action, pharmacodynamic and pharmacology/toxicology data of TC-210. In those studies, TC-210 was compared head-to-head against mesothelin-targeting CAR-T cells (MSLN CAR-T cells) that we engineered with the same mesothelin binder expressed by TC-210. Our preclinical studies have highlighted the following attributes of TC-210 that we believe to be important for solid tumor clearance:

•	Migration to and accumulation in the tumor site that was significantly faster and greater for TC-210 than that observed for the MSLN CAR-T cells;
•	Mesothelin-dependent T cell activation, expansion and tumor clearance by TC-210 was faster than that observed for the MSLN CAR-T cells;
•	Long-term functional persistence of TC-210 which is critical for preventing relapse; and
•	Systemic cytokine levels produced by TC-210 were lower compared to the MSLN CAR-T cells, which could potentially translate into lower rates of adverse events.

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

TC-210 displayed an enhanced metabolic profile

To further understand why our TRuC-T cells exhibit functional persistence in rechallenge models, we collaborated with Dr. Greg M. Delgoffe, a principal investigator at the University of Pittsburgh researching the impact of the tumor microenvironment on T cell subsets that infiltrate the tumor and metabolic profiles of T cells. Compared to CAR-T cells, our TRuC-T cells were observed to depend less on glycolysis and more on oxidative phosphorylation. We believe this metabolic profile favors T cell function and persistence in the low glucose conditions of tumor microenvironments.

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

TC-110: Our Lead Mono TRuC-T Cells Targeting CD19-Positive B-Cell Hematological Malignancies

We are also developing TC-110, a TRuC-T cell targeting CD19-positive B-cell hematological malignancies. The clinical development plan for TC-110 will initially focus on treating patients with adult ALL, DLBCL, FL, and other NHL subtypes. These are indications for which CAR-T cells have either been approved but faced clinical outcome limitations (specifically, DLBCL), proven to be too toxic for use (specifically, adult ALL), or have not been approved at all (specifically, FL). In our preclinical studies, we have observed better anti-tumor activity and persistence of TRuC-T cells compared to CAR-T cells we engineered to target CD19 while also exhibiting lower levels of cytokine release. We have initiated our Phase 1/2 clinical trial for TC-110 and we anticipate initial data from the Phase 1 portion of this clinical trial in the second half of 2020 and expect to seek FDA Fast Track designation.

Adult ALL Background

ALL is a cancer that results from the malignant proliferation of lymphoid progenitor cells in the bone marrow. It is characterized by an excess of malignant lymphoblasts, which in the vast majority of cases arise from progenitors of the B-cell lineage. In 2019, there were an estimated 5,900 cases of ALL and over 1,500 related deaths in the United States. Adults comprise approximately 45% of all ALL cases but make up more than 85% of ALL-related deaths.

While 80% to 90% of patients with pediatric ALL can be cured with standard therapy and the remaining 10-20% can be effectively treated with allogeneic stem cell transplantation or anti-CD19 CAR-T cell therapy, like Kymriah, the prognosis of adults with ALL is much worse, with a five-year overall survival of 30% to 40%. Furthermore, while Kymriah has been approved for pediatric patients with ALL, no CAR-T cell therapy has been deemed safe in adults with ALL. Thus, the development of T cell therapies in adult patients with ALL will only be possible with platforms that are associated with significantly lower rates of severe CRS and neurotoxicity.

DLBCL Background

Non-Hodgkin lymphomas (NHL) comprise a heterogeneous group of malignancies. DLBCL is the most common subtype of NHL, constituting up to 40% of cases globally. In 2019 there were an estimated 74,000 new cases of NHL and 20,000 related deaths in the United States. Approximately two-thirds of patients with DLBCL are cured of their disease with frontline chemoimmunotherapy (R-CHOP). However, refractory patients have a median overall survival of only 6.3 months.

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

Follicular Lymphoma Background

Follicular Lymphoma (FL) is the most common indolent NHL in the Western hemisphere accounting for 20% of patients with newly diagnosed NHL. Approximately 15,000 patients were diagnosed in the United States with FL in 2019. The clinical course of patients with FL is generally indolent, with many patients remaining asymptomatic for months or even years after diagnosis. However, 20% of patients with FL relapse within two years of R-CHOP therapy and have a median five-year survival rate of only 50% compared to 90% for the remaining 80% of patients with a longer response duration. The experience with CAR-T cell therapy in FL is much more limited than in ALL or DLBCL but preliminary data indicate that CD19-directed adoptive T cell approaches are promising in high-risk FL.

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

TC-110 Phase 1/2 Trial in CD19-Positive B-Cell Hematological Malignancies

We have initiated a Phase 1/2 clinical trial of TC-110 in patients with CD19-positive B-cell hematological malignancies including adult ALL, DLBCL, FL, and other NHL subtypes. Given the high unmet need and limited treatment options, we plan to apply for FDA Fast Track designation, FDA Breakthrough Therapy and Orphan Drug designations for TC-110, where applicable, as well as Accelerated Approval.

Our Phase 1/2 clinical trial consists of two parts:

•	In the Phase 1 portion of the clinical trial, patients will receive increasing doses of TC-110 T cells following lymphodepleting chemotherapy to determine the recommended Phase 2 dose (RP2D).
•

The objective of the Phase 2 portion of the clinical trial, in addition to further characterizing the safety profile of TC-110, is to evaluate the efficacy of TC-110 in CD19-expressing hematological malignancies as assessed by ORR. Secondary endpoints will include time to response, duration of response, progression free survival and overall survival. Approximately 60 patients will receive TC-110 at the RP2D schedule and will be stratified according to their cancer diagnosis in three groups: aggressive NHL, indolent NHL and aALL. Approximately 20 patients per indication will be infused with TC-110 T cells.

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

Summary of our Preclinical Data on TC-110

TC-110 showed robust activity in preclinical models where we compared the T cell signaling, cytokine production and anti-tumor activity of TC-110 with CD19-targeting CAR-T cells, which we engineered with the same CD19 binder as TC-110. These CAR-T cells had a similar design as currently used in approved CD19 CAR-T cell therapies but are not identical. Our preclinical data support our hypothesis that TC-110 could result in potent anti-tumor activity with lower cytokine levels than existing T cell therapies. In our preclinical studies of TC-110, we observed the following results:

•	Rapid regression and clearance of tumors in a CD19-positive leukemia model;
•	Elimination of tumors in a subcutaneous CD19 lymphoma model; and
•	Lower cytokine release compared to CD19-targeting CAR-T cells that we engineered.

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

We are focused on continued innovation to broaden our platform through internal research and collaboration with leading academic laboratories and industry partners in the field of T-cell immunology, cell therapy, gene editing, and process development. These innovations fall into three broad categories:

•

First, we are developing enhancements that target two antigens, or dual TRuC-T cells, to deal with potential antigen escape, a leading mechanism of cancer relapse in patients receiving CAR-T cell therapy. We are also developing enhancements aimed at countering the immunosuppressive microenvironment of solid tumors. These include mechanisms designed to block a key cancer defense known as the PD-1/PD-L1 pathway.

•	Second, we are evaluating proprietary designs for off-the-shelf TRuC-T cells, aiming to give patients faster access to and reduce the costs of TRuC-T cell therapies.
•

Third, due to the TRuC platform’s potential versatility, we believe that we have the capability to target many different cancer antigens and we are focused on the discovery and validation of novel targets to broaden the reach of TRuC-T cells in hematologic cancers and solid tumors.

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

As part of our manufacturing strategy, we plan to expand our capacity as we continue our existing clinical trials and begin additional clinical trials and are planning for potential further expansion in anticipation of an approval for any of our TRuC-T cell product candidates. Under our existing agreements with CDMOs, we estimate that we have potential access to capacity to produce up to approximately 100 annual treatments per year, which we believe will be sufficient to conduct our initial planned clinical trials. We are in the process of adding manufacturing capacity to support larger clinical trials for our product candidates. To that end, in December 2018, we contracted with Cell Therapy Catapult Limited, United Kingdom to occupy a suite with our own personnel in their GMP manufacturing center in Stevenage, United Kingdom. Our UK manufacturing suite is now operational, and we expect to use it to manufacture and supply clinical material in the second half of 2020. We estimate the UK facility operating at full capacity expands our manufacturing capacity to a total of up to 300 treatments per year and facilitates conducting clinical trials in the United States and Europe. If our clinical trials are successful, we plan to acquire and develop our own manufacturing infrastructure to generate the additional capacity needed to support expanded clinical trials and commercial scale production. We believe our manufacturing platform can be scaled with minimal infrastructure while meeting GMP requirements, which will facilitate the design and building of a standard centralized manufacturing facility. Further into the future, however, we expect this system to be amenable to manufacturing in a controlled non-classified environment closer to or at the point of care, such as at a regional hub or hospital, resulting in a decentralized manufacturing model. We anticipate that this decentralized model would require minimal infrastructure, be led by operators that would require minimal technical training, shorten vein-to-vein time, and decrease costs.

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

Additional patent applications filed by us since 2015 include at least the following additional technological innovations and product-related claims:

•	TRuC-T cells targeting an array of tumor antigens;
•	TRuC-T cells targeting multiple types of antigens on the same tumor;
•	engineered TRuC-T cells with enhanced activity and/or modulated activity;
•	second generation off-the-shelf TRuC-T cells; and
•	methods of using TRuC-T cells to treat human diseases, including solid tumors.

Our strategy is to pursue a variety of broad claims in the United States and foreign jurisdictions to provide multiple layers of patent protection, including:

•	pursuing broad claims in the United States for the TRuC concept;
•	pursuing claims to specific compositions of matter in connection with particular TRuC constructs (including specific protein and nucleic acid sequences); and
•	methods of using the TRuC-T cell platform as monotherapy or in combination with other anti-cancer or immune system enhancing therapeutics.

Many of the patent applications that we own or in-license, including our trademark filings, are still in the early stages of prosecution and no claims have been issued yet, with the exception of five issued U.S. patents and one issued foreign patent. Examination of many of the patent applications that we own has not yet commenced, because they are either provisional applications or Patent Cooperation Treaty (PCT) applications that are not examined. We will need to decide whether and where to pursue protection for the inventions disclosed in these provisional and PCT applications before applicable statutory deadlines, our applications will only be examined in jurisdictions where we elect to pursue protection, and we will only have the opportunity to attempt to obtain patents in such jurisdictions where we elect to pursue protection. We are seeking protection across a range of commercially important territories, including (but not limited to) countries in North America, Europe, and Asia. As of March 21, 2020, our patent portfolio includes five issued U.S. patent, at least 17 pending U.S. provisional or nonprovisional patent applications, at least five pending Patent Cooperation Treaty (PCT) international applications, one issued foreign patent, and at least 66 pending foreign patent applications, which patent applications we own or in-license. The claims of these patent applications are directed toward various aspects of our product candidates and research programs including compositions of matter, methods of use, and processes. These owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2036 through 2041, in each case without taking into account any possible patent term adjustments or extensions.

Within our patent portfolio, as of March 21, 2020, we owned two issued U.S. patents, at least nine pending U.S. provisional or U.S. nonprovisional patent applications at least four pending PCT international applications, one issued foreign patent, and at least 44 pending foreign patent applications, and had a nonexclusive license from Harpoon Therapeutics, Inc. (Harpoon) to one U.S. patent, at least one pending U.S. nonprovisional patent application, and had an non-exclusive license to at least seven pending foreign patent applications that include claims directed to TC-210, such as compositions of matter, manufacturing precursors or uses thereof. These owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2036 through 2040, in each case without taking into account any possible patent term adjustment or extensions.

Within our patent portfolio, as of March 21, 2020, we owned at least two issued U.S. patents, at least seven pending U.S. provisional or U.S. nonprovisional patent application, and at least 24 pending foreign patent applications that include claims directed to TC-110, such as compositions of matter, manufacturing precursors or uses thereof. These owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2036 through 2040, in each case without taking into account any possible patent term adjustment or extensions.

Our trademark portfolio currently contains issued trademarks for TCR2, TRuC, and our logo in the United States.

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

The market opportunity in oncology has led to a number of collaborations GlaxoSmithKline plc (GlaxoSmithKline)/Adaptimmune Therapeutics PLC (Adaptimmune), Janssen Biotech, Inc. (Janssen)/ Nanjing Legend Pharmaceutical & Chemical Co., Ltd (Legend), bluebird bio, Inc. (bluebird)/ Regeneron Pharmaceuticals Inc. (Regeneron) and bluebird/Gritstone Oncology, Inc.) and major acquisitions (Gilead Sciences, Inc. (Gilead)/Kite Pharma Inc. (Kite), Bristol Myers Squibb Co (BMS)/Celgene Corporation (Celgene)/Juno Therapeutics, Inc. (Juno)) among companies focused on cellular cancer therapies. If this trend continues, which we expect, we could see further consolidation of technical expertise and human capital. This potentially provides a partnership opportunity for us but could also make it more challenging for us to acquire complementary technology or products and recruit and retain qualified scientific and management personnel. In addition, this competition could impact our ability to recruit clinical trial sites and patients in a timely manner for our clinical trials. Larger companies with greater financial flexibility and global reach may be able to obtain regulatory approvals and gain widespread market acceptance before us, which could impact our commercial launch and could make our products obsolete or non-competitive.

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

Competition for Our Product Candidates Targeting Mesothelin-Expressing Solid Tumors

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

Competition for Our Product Candidates Targeting CD19-Positive Hematological Malignancies

Recent regulatory approvals of Gilead’s and Novartis’ CAR-T cell therapies and clinical results for Juno’s CAR-T cell therapy have led a number of companies to increase their research and development efforts in the cell therapeutics field, including Janssen through its collaboration with Legend, as well as the entry into the field by many other companies. In addition to these CAR-T cell therapies, many companies are developing enhanced TCR-T cells, which may compete with TC-110. These include Cellectis S.A./Allogene Therapeutics, Inc., Mustang Bio, Inc., Autolus Therapeutics plc, Crispr Therapeutics AG, Precision BioSciences, Inc., Unum Therapeutics, Inc., Eureka Therapeutics, Inc., Triumvira Immunologics, Inc., Poseida Therapeutics, Inc., Takeda Pharmaceutical Co Ltd, and Miltenyi Biotec GmbH, among others. Companies such as F. Hoffmann-La Roche Ltd, Genmab A/S, Amgen Inc., Xencor Inc., Regeneron, ADC Therapeutics SA, MorphoSys AG, Forty Seven, Inc., and others are pursuing antibody based approaches. We therefore expect competition within the cell therapy field to intensify and for antibody-based approaches to more directly compete with TCR-T cell therapies in the future.

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

Licensure and Regulation of Biologics in the United States

In the United States, biological products such as our lead product candidates, are licensed for marketing by the FDA under the Public Health Service Act (PHSA), and regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (FDCA), as well as by other federal, state and local statute and regulations. Both the FDCA and the PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, potency, labeling, packaging, storage, record keeping, distribution, reporting, advertising, and other promotional practices involving biological products. The FDA must license a biological product before it may be marketed within the United States. Within the FDA, the Center for Biologics Evaluation and Research (CBER) regulates cell therapy products.

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

•	preclinical testing including laboratory tests, animal studies, and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice (GLP) regulations and standards;
•	submission to the FDA of an Investigational New Drug application (IND) for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an institutional review board (IRB) representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current good clinical practices (GCP);

•

preparation and submission to the FDA of a BLA for a biological product which includes not only the results of the clinical trials, but also detailed information on the chemistry, manufacture, and quality controls for the product candidate and proposed labeling for one or more proposed indication(s) and the payment of user fees (unless exempt);

•	FDA acceptance and substantive review of the BLA;
•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity;

•	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCP and the integrity of clinical data in support of the BLA;
•	securing FDA licensure of the BLA to allow marketing of the new biological product; and
•	compliance with any post-licensing requirements, including the potential requirement to implement a REMS and the potential requirement to conduct and any post-licensing studies required by the FDA.

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

•

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

•

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

•

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially potent or effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical potency or efficacy, and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to license, and, if licensed, how to appropriately label a biologic. Such Phase 3 studies are referred to as “pivotal.”

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

The BLA is a vehicle through which applicants formally propose that the FDA license a new product for marketing and sale in the United States for one or more indications. Every new biological product candidate must be the subject of an approved BLA before it may be commercialized in the United States. Under federal law, the submission of most BLAs is subject to a significant application user fee. The sponsor of an approved BLA is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

Following submission of a BLA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74 th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of the BLAs. Under that agreement, 90% of original BLA submissions are meant to be reviewed within ten months of the 60-day filing date, and 90% of original BLAs that have been designated for “priority review” are meant to be reviewed within six months of the 60-day filing date. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Medical Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as Fast Track designation, Breakthrough Therapy designation, Priority Review designation and Regenerative Medical Advanced Therapy designation.

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

A product may be designated as a regenerative medicine advanced therapy if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative medicine advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

Once a license is granted, the FDA may withdraw the license if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the licensed labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;
•	fines, warning letters, or holds on post-licensing clinical trials;
•	refusal of the FDA to approve pending applications or supplements to licensed applications, or suspension or revocation of product license licenses;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA) and its implementing regulations, as well as the Drug Supply Chain Security Act (DSCSA), which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

Healthcare Law and Regulation

Health care providers and third-party payors play a primary role in the recommendation and prescription of biological products that are granted marketing licensing. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations, include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid. Moreover, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the 2010 Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act (collectively, the ACA), which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (CMS) within the HHS, information related to payments and other transfers of value made by that entity to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. In addition, certain state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pharmaceutical Insurance Coverage and Health Care Reform

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products. Thus, even if a product candidate is licensed, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is licensed. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on a licensed list, also known as a formulary, which might not include all of the licensed products for a particular indication.

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

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, the ACA was enacted, which includes measures that have significantly changed health care financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drug agents or biologic agents, which is apportioned among these entities according to their market share in certain government health care programs;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•

extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•

new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to report information related to payments and other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

establishment of the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2029 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory licensing or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

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

The Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority.

Review and Approval of Medicinal Products in the EU

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA licensing for a product, an applicant will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States although the approval of a medicinal product in the United States is no guarantee of approval of the same product in the European Union, either at all or within the same timescale as approval may be granted in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application (MAA), and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion in relation to the clinical trial. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC and, where relevant, the implementing national provisions of the individual EU Member States and applicable guidance documents.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. The Regulation was published on June 16, 2014 but is not expected to come into effect until late 2020 at the earliest. It is expected that the Clinical Trials Regulation will apply following confirmation of full functionality of the Clinical Trials Information System (CTIS), the centralized EU portal and database for clinical trials foreseen by the regulation, through an independent audit. The regulation becomes applicable six months after the European Commission publishes notice of this confirmation.  The Clinical Trials Regulation will be directly applicable in all the EU Member States - meaning that no national implementing legislation will be required - and it will supersede and repeal the current Clinical Trials Directive 2001/20/EC and any national legislation that was put in place to implement the

Directive. Conduct of all clinical trials performed in the EU will continue to be governed by the Clinical Trials Directive and national implementing legislation until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial.  Clinical trials applications made before the entry into force of the Clinical Trials Regulation will continue to be governed by the Clinical Trials Directive for up to three years after the Clinical Trials Regulation becomes applicable, as will clinical trials applications made within one year of the Clinical Trials Regulation becoming applicable where the clinical trial sponsor elects for the trial to be governed by the old regime until the end of the three year transition period.  If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (the so-called Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Member State concerned. However, overall related timelines will be defined by the Clinical Trials Regulation.

PRIME Designation in the EU

EMA now offers a scheme that is intended to reinforce early dialogue with, and regulatory support from, EMA in order to stimulate innovation, optimize development and enable accelerated assessment of PRIority MEdicines (“PRIME”). It is intended to build upon the scientific advice scheme and accelerated assessment procedure offered by EMA. The scheme is voluntary and eligibility criteria must be met for a medicine to qualify for PRIME.

The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial marketing authorization application through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development, and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address to a significant extent an unmet medical need. In exceptional cases, applicants from the academic sector or SMEs (small and medium sized enterprises) may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provide early evidence of promising activity, and first in man studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.

If a medicine is selected for the PRIME scheme, EMA:

•

appoints a rapporteur from the Committee for Medicinal Products for Human Use (CHMP) or from the Committee for Advanced Therapies (CAT) to provide continuous support and to build up knowledge of the medicine in advance of the filing of a marketing authorisation application;

•	issues guidance on the applicant’s overall development plan and regulatory strategy;
•	organises a kick-off meeting with the rapporteur and experts from relevant EMA committees and working groups;
•	provides a dedicated EMA contact person; and
•	provides scientific advice at key development milestones, involving additional stakeholders, such as health technology assessment bodies and patients, as needed.

Medicines that are selected for the PRIME scheme are also expected to benefit from EMA’s accelerated assessment procedure at the time of application for marketing authorization.  Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

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

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (which comprises the 27 Member States of the European Union, together with Norway, Iceland and Liechtenstein). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, ATMPs and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For those products for which the use of the centralized procedure is not mandatory, applicants may elect to use the centralized procedure where either the product contains a new active substance indicated for the treatment of other diseases or where the applicant can show that the product constitutes a significant therapeutic, scientific or technical innovationor for which a centralized process is in the interest of patients at a European Union level. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

Under the centralized procedure, the Committee for Medicinal Products for Human use (or the “CHMP”), which is the EMA’s committee that is responsible for human medicines, is responsible for conducting the assessment of whether a medicine meets the required quality, safety and efficacy requirements, and whether the product has a positive benefit/risk profile. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days from the receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days.

Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product, the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

•

the applicant must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;

•

the medicinal product in question may be supplied on medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radiopharmaceutical, by an authorized person; and

•

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

The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the benefit-risk balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 70 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, then seek to reach a consensus in relation to the assessment report and related materials within a further 50 days (although there may be clock stops within this period if more information is requested, and such clock stops would extend this time period).  If approved at this stage, the application proceeds to the grant procedure at concerned Member States level.  If consensus is not reached by the relevant Member States during the initial 120 day period, the application enters a further assessment period. If at the end of that further assessment period a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.

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

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety, and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid.

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

Orphan Drug Designation and Exclusivity

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must also demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Once authorized, orphan medicinal products are entitled to 10 years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. During this market exclusivity period, neither the EMA nor the European Commission or the Member States can accept an application or grant a marketing authorization for the same therapeutic indication in respect of a “similar medicinal product”. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity

Regulatory Requirements after a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•	Compliance with the European Union’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•

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

•

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

Brexit and the Regulatory Framework in the United Kingdom

In the EU, the General Data Protection Regulation, or GDPR, effective since May 2018, imposes strict regulations and establishes a series of requirements regarding the collection, storage and processing of personally identifiable information on computers or recorded on other electronic media. The GDPR provides for specific regulations requiring certain non-EU based companies doing business in the EU states to provide adequate data privacy protection when receiving personal data from persons in any of the EU member states. We may incur substantial expense in complying with the new obligations imposed by the GDPR and we may be required to make significant changes in our business operations and development, all of which may adversely affect our revenue and our business overall. We could be adversely affected if we fail to comply fully with all of these requirements. Non-compliance with the GDPR can trigger significant fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. In addition, the use and disclosure of personal health and other private information are subject to regulation in other jurisdictions in which we do business or expect to do business in the future. Those jurisdictions may attempt to apply such laws extraterritorially or through treaties or other arrangements with European governmental entities. We cannot assure you that our privacy and security policies and practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information

On June 23, 2016, the UK held a referendum in which a majority of the eligible members of the electorate voted to leave the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the UK ceased being a Member State of the EU on January 31, 2020.  However, the terms of the withdrawal have yet to be fully negotiated. The implementation period began February 1, 2020 and will continue until December 31, 2020. During this 11-month period, the UK will continue to follow all of the EU’s rules and its trading relationship will remain the same. However, regulations (including data protection laws, health and safety laws and regulations and medicine licensing and regulations), have yet to be addressed. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs. It is possible that over time the UK Data Protection Act could become less aligned with the EU General Data Protection Regulation, or GDPR, which could require us to implement different compliance measures for the UK and the European Union and result in potentially enhanced compliance obligations for EU personal data. This risk would apply more immediately in the event of a “no-deal” Brexit (including no transition period).

In light of Brexit, it is unclear whether the European Commission, or EC, will grant an adequacy finding to the UK (a finding that the UK privacy legal framework provides an adequate level of privacy protection to EU individuals). Absent an adequacy finding, transfers of personal data from the EU to the UK would be impermissible without adequate safeguards provided for under EC-approved mechanisms, such as current standard contractual clauses or, if approved in the future, an EU – UK privacy shield similar to the current framework in place between the EU and the U.S. The extensive authority of UK intelligence and law enforcement agencies, including to conduct surveillance on personal data flows, could reduce the likelihood that the EC would give the UK an adequacy finding, and reduce the likelihood that the EC would approve an EU – UK privacy shield. Accordingly, we could be exposed to legal risk for any of our EU-UK personal data transfers, including those that involve sensitive data such as patient and genetic data.

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

Employees

As of March 21, 2020, we had 82 full-time employees and one part-time employee. Thirty of our employees have Ph.D. or M.D. degrees and 70 of our employees are engaged in research and development activities.

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

In February 2019, we completed our initial public offering ("IPO") pursuant to which we issued and sold 5,750,000 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $77.1 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, our outstanding redeemable convertible preferred stock automatically converted into shares of common stock.

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

We are a clinical-stage immunotherapy company with a limited operating history. We commenced operations in May 2015, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials and initiating and conducting our first clinical trials. We have two product candidates in Phase 1/2 clinical trials and our other product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have incurred significant net losses in each period since our inception in May 2015. For the year ended December 31, 2019, we incurred a net loss of $47.6 million. As of December 31, 2019, we had an accumulated deficit of $182.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•	conduct clinical trials and preclinical studies and clinical trials for our current and future product candidates based on our TRuC-T cell platform;
•	continue our research and development efforts and submit IND applications for our lead product candidates;
•	establish manufacturing capabilities for both clinical and commercial supplies of our product candidates;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	build commercial infrastructure to support sales and marketing for our product candidates;

•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
•	operate as a public company.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Other than TC-210 and TC-110, all of our product candidates are in the preclinical stages of development and will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. TC-210, our most advanced mono TRuC-T cell product candidate targeting mesothelin-positive solid tumors, is in the early stages of a Phase 1/2 clinical trial and will require additional regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Many of our TRuC-T cell product candidates are in early preclinical stages. We are in the early stages of our clinical trial for TC-210 and we have not yet administered any of our other product candidates in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

•

our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, potency, purity, of which potency and purity the FDA interprets to mean effectiveness, and acceptable risk to benefit profile of our product candidates or any future product candidates;

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts (including net proceeds from public offerings of our common stock) to continue the clinical development of our product candidates, including our Phase 1/2 clinical trial of TC-210 and ongoing and planned IND-enabling studies for our other product candidates. If licensed, we will require significant additional amounts in order to launch and commercialize our product candidates.

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $80.2 million, inclusive of the exercise of the underwriters' overallotment option. We had cash, cash equivalents and short-term investments of approximately $158.1 million as of December 31, 2019. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

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

In developing our product candidates, we have not exhaustively explored different options in the design of the TRuC construct and in the method for manufacturing TRuC-T cells. We may find our existing TRuC-T cells and manufacturing process may be substantially improved with future design or process changes, necessitating development of new or additional TRuC constructs and further clinical testing and delaying commercial launch of our first products. For example:

•

We have made several TRuC constructs and used preclinical studies to select product candidates to advance into clinical trials. The preclinical studies are limited in their ability to predict behavior of our product candidates in patients. As we gain experience working with TRuC constructs, we may decide to select other TRuC constructs for clinical development.

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

We are very early in our development efforts. Most of our product candidates are still in preclinical development, and TC-210, our most advanced product candidate, is still in the early stages of clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful initiation and completion of clinical trials;
•	successful completion of preclinical studies;
•	successful patient enrollment in and completion of clinical trials;
•	receipt and related terms of marketing approvals and licensures from applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	obtaining and maintaining third-party coverage and adequate reimbursement;
•	maintaining a continued acceptable safety profile of our products following licensure; and
•	effectively competing with other therapies.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or be unable to successfully commercialize our product candidates, which would materially harm our business.

We have limited experience as a company in conducting clinical trials.

We have limited experience as a company in conducting clinical trials.  Our Phase 1/2 clinical trial for TC-210 began in 2019 and our Phase 1/2 clinical trial for TC-110 began in 2020. Because of this limited experience, and other factors, we cannot be certain that our planned and ongoing preclinical studies will be completed on time, or that our planned clinical trials will begin, enroll sufficient patients, produce data on expected timelines or be completed on expected timelines, if at all. Large-scale clinical trials require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations (CROs) and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control.

Our business is highly dependent on our clinical trials for our lead product candidates, TC-210 and TC-110, and we must complete IND-enabling studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates.  We cannot be certain that we will be able to complete ongoing clinical trials, initiate future planned clinical trials, or advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

Our business depends heavily on our ability to complete clinical development and non-clinical studies of our lead product candidates TC-210 and TC-110, and our other product candidates, and to obtain regulatory approval of and successfully commercialize these and any future product candidates. There is no guarantee that any of our product candidates will proceed in preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned or, if at all.

There is no guarantee that the results obtained in current preclinical studies, our Phase 1/2 clinical trial of TC-210, or our Phase 1/2 clinical trial of TC-110 will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. The FDA may ultimately decide that the design, number and type of clinical trials, number of patients studied or results of our planned clinical trials for TC-210 and TC-110, even if positive, are not sufficient for regulatory approval in their respective target indications. Changes in the manufacturing process as we scale-up and optimize our process for manufacturing our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier processes. We may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the timelines we expect. We may experience slower than expected enrollment and randomization of patients in our clinical trials. These types of delays can lead to delays in completion of a trial and announcement of results. There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial.  Negative results in the development of our lead product candidates may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates.

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

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, including TC-210 and TC-110, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. We may not be able to demonstrate the efficacy and safety of TC-210 and TC-110 or any of our other product candidates or any future product candidate at each stage of clinical development or we may encounter issues with any non-clinical studies required for regulatory submissions. Success in preclinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future clinical trials involving TRuCs or other product candidates. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval.

The drug-development process, including preclinical and clinical testing is expensive, can take many years to complete, and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. The outcome of the drug development process is inherently uncertain. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. Clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Accordingly, even if we have the requisite financial resources, when needed, to continue to fund our development efforts, we cannot assure you that any of our product candidates will be successfully developed or commercialized either in the U.S. or in any country outside the U.S. Even if we gain approval of any of our other product candidates, we may never be able to successfully commercialize the product or to meet our expectations with respect to revenues or profits.

The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of potency or efficacy, insufficient durability of potency or efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence preclinical studies and clinical trials are never approved as products.

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. There can be significant variability in safety and efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Additionally, our preclinical studies comparing our product candidates to chimeric antigen receptor T (CAR-T) cells utilized CAR-T cells that we engineered, rather than the CAR-T cell therapies that are currently approved by the FDA. Although we believe, based on the results we observed in these preclinical studies, that our product candidates have the potential to improve upon the safety and efficacy of currently approved CAR-T cell therapies, these results may not be predictive of the outcome of our future preclinical studies and clinical trials, including any potential preclinical studies and clinical trials that may compare our product candidates to FDA-approved CAR-T cells.

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

Since the number of patients that we plan to dose in our Phase 1/2 clinical trials is small, the results from these clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

The number of patients we plan to treat in our clinical trials for TC-210 and TC-110 is small and the results from these clinical trials, once completed, may be less reliable that results achieved in larger clinical trials.  For example, in the Phase 1 portion of our Phase 1/2 clinical trial of TC-210, we plan to evaluate the safety profile of TC-210 and establish the recommended Phase 2 dose. In Phase 2, we intend to treat approximately 50 patients with non-small cell lung cancer (NSCLC), ovarian cancer, malignant pleural/peritoneal mesothelioma and cholangiocarcinoma. The preliminary results of clinical trials with smaller sample sizes, such as our Phase 1/2 clinical trial of TC-210, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of TC-210, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trial.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We may not be able to file INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. In July 2018, a power failure that occurred during our third-party  manufacturing run to produce virus for our Phase 1/2 clinical trial of TC-210 caused us to abandon that manufacturing run and resulted in a month-long delay in the process of manufacturing the requisite virus to support our IND filing for TC-210 and consequently a delay in the IND filing itself.  Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

Our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a clinical trial being conducted by one of our competitors.  In addition, patients may be unwilling to participate in our studies because of negative publicity from adverse events in the biotechnology industry or for other reasons. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and hematopoietic stem cell transplantation, rather than enroll patients in any future clinical trial. Additionally, because some of our clinical trials are in patients with relapsed/refractory cancer, the patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial and requiring additional patient enrollment.

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

We rely on third parties for the manufacture of our lentiviral vectors and our product candidates. These third-party manufacturers may incorporate their own proprietary processes into our lentiviral vector and product candidate manufacturing processes. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates. In addition these third parties may have limited manufacturing capacity, causing delays in planned manufacturing runs, and limiting our ability to manufacture lentiviral vector and our product candidates as needed, resulting in delays for IND filings, clinical trials and non-clinical studies.

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

We do not have our own clinical-scale manufacturing facility and are currently reliant on a limited number of manufacturers for our lentiviral vector and a single manufacturer to provide our needs for producing our TRuC-T cell product candidates. We are in the process of adding manufacturing capacity to support larger clinical trials for our product candidates and have occupied a GMP manufacturing suite at Catapult in Stevenage, United Kingdom. We plan to pursue additional manufacturing capacity in the United

States and in Europe to meet our future demands and may build our own manufacturing capabilities to meet the patient demand for our product candidates. These third-party manufacturing providers may not be able to provide adequate resources or consistent capacity to meet our clinical trial or commercial needs.

We rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates.

We rely on third parties for the manufacture of our lentiviral vectors and our product candidates.  We do not currently own any facility that may be used as our clinical scale manufacturing facility for our product candidates or lentiviral vector and we expect to rely on outside vendors to meet these manufacturing needs. Our GMP manufacturing suite at the Cell and Gene Therapy Catapult Limited (Catapult) center in Stevenage, United Kingdom (Catapult) is now operational, and we expect to use it to manufacture and supply TRuC-T cells for our clinical trials in the second half of 2020. However, even once Catapult is producing clinical trial material, we will still continue to rely on third party manufacturers to meet our clinical trial demands. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We plan to make changes as we work to optimize the manufacturing process. For example, we may switch or be required to switch from research-grade materials to commercial-grade materials in order to get regulatory approval of our product candidates. We cannot be sure that even minor changes in the process will result in therapies that are safe and effective and licensed for commercial sale.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or other foreign regulatory authorities following inspections by the FDA or other foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. We have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

We plan to establish our own manufacturing facility and infrastructure in addition to or in lieu of relying on third parties for the manufacture of our product candidates and the use of third-party manufacturing suites, which will be costly, time-consuming, and which may not be successful.

We are in the process of adding manufacturing capacity within Catapult’s GMP manufacturing center for our larger clinical trials and we may establish our own commercial manufacturing facility. This should mitigate our reliance on third-party vendors for the manufacture of TRuC-T cells and ensure we can effectively manage our supply chain, quality, manufacturing costs and other associated production areas. Our manufacturing suite at Catapult is now operational, and we expect to use it to manufacture and supply TRuC-T cells for our clinical trials in the second half of 2020. We anticipate that our suite at Catapult will significantly increase our total manufacturing capacity. Ability to use our product candidates manufactured in our suite at Catapult for our clinical trials will depend on, among other factors, receiving appropriate approvals and clearance from the UK’s Medicines and Healthcare Products Regulatory Agency (MHRA), and the successful recruitment and training of appropriate personnel to support full operation of manufacturing suite. While we are relying on consultants and other resources with MHRA licensing experience, as a company, we have no prior experience in gaining MHRA approval for a manufacturing facility, and our approval is dependent in part on the timely support, actions and compliance of the Cell and Gene Therapy Catapult, as well, which we are not able to control. Any delay in the MHRA approval or our ability to attract and train personnel may delay the manufacture of clinical trial material in our suite at Catapult, causing us to continue to reply on third-party manufacturing. In addition, the Cell and Gene Therapy Catapult facility contains suites for multiple companies. All companies in the facility must follow proper GMP guidelines in order to maintain the facility’s compliance. Failure of another company to properly follow GMP guidelines could affect the facility’s GMP compliance and our ability to manufacture our product candidates for our clinical trials at the Cell and Gene Therapy Catapult facility.

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

In addition, the FDA, the European Medicines Agency (EMA) and other foreign regulatory authorities may require us to submit samples of any lot of any licensed product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing process could restrict our ability to meet market demand for our products. If we establish our own commercial manufacturing facility in the United States, our operations will be subject to review and oversight by the FDA and the FDA could object to our use of our manufacturing facility. We must first receive approval from the FDA prior to licensure to manufacture our product candidates, which we may never obtain. Even if licensed, we would be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations. Our license to manufacture product candidates will be subject to continued regulatory review.

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

We may not be successful in our efforts to identify or discover additional product candidates.

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our TRuC T-cell platform. Our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. We may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If any of these events occur, we may be forced to abandon our research, development or commercialization efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

The market opportunity in oncology has led to a number of collaborations GlaxoSmithKline plc (GlaxoSmithKline)/Adaptimmune Therapeutics PLC (Adaptimmune), Janssen Biotech, Inc. (Janssen)/ Nanjing Legend Pharmaceutical & Chemical Co., Ltd (Legend), bluebird bio, Inc. (bluebird)/ Regeneron Pharmaceuticals Inc. (Regeneron) and bluebird/Gritstone Oncology, Inc.) and major acquisitions (Gilead Sciences, Inc. (Gilead)/Kite Pharma Inc. (Kite), Bristol Myers Squibb Co (BMS)/Celgene Corporation (Celgene)/Juno Therapeutics, Inc. (Juno)) among companies focused on cellular cancer therapies. Specifically, we face significant competition from companies developing chimeric antigen receptor (CAR-T), TCR, and T cell directed bispecific antibody technologies. For our product candidates targeting mesothelin-expressing solid tumors, antibody-based approaches are being pursued by F. Hoffmann-La Roche Ltd, Bayer AG, Bristol-Myers Squibb Company, Selecta Biosciences, Inc., Novimmune SA, Harpoon Therapeutics, Inc., Amgen Inc., Abbvie Inc., and Morphotek, Inc., among others, and CAR-T cell therapies are being pursued by Novartis AG, Atara Biotherapeutics, Inc., Memorial Sloan Kettering Cancer Center, the National Institutes of Health Clinical Center, Maxcyte, Inc., and several Chinese academic institutions.   For our product candidates targeting CD-19 expressing hematological malignancies, recent regulatory approvals of Gilead’s and Novartis’ CAR-T cell therapies and clinical results for Juno’s CAR-T cell therapy have led a number of companies to increase their research and development efforts in the cell therapeutics field, including Janssen through its collaboration with Legend, as well as the entry into the field by many other companies. In addition to these CAR-T cell therapies, many companies are developing enhanced TCR-T cells, which may compete with TC-110. These include Cellectis S.A./Allogene Therapeutics, Inc., Mustang Bio, Inc., Autolus Therapeutics plc, Crispr Therapeutics AG, Precision BioSciences, Inc., Unum Therapeutics, Inc., Eureka Therapeutics, Inc., Triumvira Immunologics, Inc., Poseida Therapeutics, Inc., Takeda Pharmaceutical Co Ltd, and Miltenyi Biotec GmbH, among others. Companies such as F. Hoffmann-La Roche Ltd, Genmab A/S, Amgen Inc., Xencor Inc., Regeneron, ADC Therapeutics SA, MorphoSys AG, Forty Seven, Inc., and others are pursuing antibody based approaches.  Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Business—Competition.”

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

We could also experience delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy in order to license our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, cGTPs and good clinical practices (GCPs) for any clinical trials that we conduct post-licensure. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Various portions of the Affordable Care Act are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the Affordable Care Act. It is unclear whether the Affordable Care Act will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the Affordable Care Act would have on our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA), which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. In March 2013, President Obama signed an executive order implementing sequestration, and in April 2013, the 2% Medicare payment reductions went into effect. ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. In addition, the Trump administration previously issued a plan to lower drug prices and reduce out of pocket costs of drugs. Under this blueprint for action, the Trump administration indicated that the U.S. Department of Health and Human Services (“HHS”) will: take steps to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute;

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

•

the federal Physician Payments Sunshine Act, created under the Affordable Care Act and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

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

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, government authorities and third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

The withdrawal of the United Kingdom from the European Union, commonly referred to as "Brexit," may disrupt import and export processes between the United Kingdom and the European Union, potentially delaying time-sensitive shipments and adversely affecting our GMP manufacturing operations at Catapult, and may affect the future regulatory regime regarding GMP manufacturing of our product candidates.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit.” Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom. This transition period is due to end on December 31, 2020. During this 11-month period, the UK will continue to follow all of the EU’s rules and its trading relationship will remain the same. However, regulations (including data protection laws, health and safety laws and regulations and medicine licensing and regulations), have yet to be addressed. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our operations.

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

In addition, because the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products, the approval of product candidates, in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union, especially in the case of a “hard” Brexit, would have and how such withdrawal would affect us. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our novel product candidates that are important to our business; we may in the future also license or purchase patent applications filed by others. If we are unable to secure or maintain patent protection with respect to our technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

Patent positions of life sciences companies can be uncertain and involve complex factual and legal questions. No consistent policy governing the scope of claims allowable in the field of cellular therapy has emerged in the United States. The scope of patent protection in jurisdictions outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in any jurisdiction that we seek patent protection may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights; and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of our patents and any that we may license.

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

Currently, our patents and patent applications are directed to our TRuC-T cells and accompanying technologies. We seek or plan to seek patent protection for our TRuC-T cell platform and product candidates by filing and prosecuting patent applications in the United States and other countries as appropriate. The claims of our patent applications are directed toward various aspects of our product candidates and research programs including compositions of matter, methods of use, and processes. These patent applications, if issued, are expected to expire on various dates from 2036 through 2041, in each case without taking into account any possible patent term adjustments or extensions.

We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. However, we cannot predict:

•	if and when patents will be issued;
•	the degree and range of protection any issued patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents;
•	whether any of our intellectual property will provide any competitive advantage;
•	whether any of our patents that may be issued may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
•	whether we will need to initiate or defend litigation or administrative proceedings which may be costly regardless of whether we win or lose.

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

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy and obtain marketing approval.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture and process our product candidates, which is and will need to be done on a patient-by-patient basis. We are in the process of adding manufacturing capacity at a suite in Catapult’s GMP manufacturing center, but the build-out and staffing of the manufacturing suite may be delayed and the suite may never become operational. We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates.

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

As of March 21, 2020, we had 82 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Our operations, and those of our CROs, CMOs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical pandemics or epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates on a patient-by-patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, and, may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. At December 31, 2019, we have cumulative net operating loss carryforwards of approximately $62.2 million and $63.9 million available to reduce federal and state taxable income, respectively, of which $58.1 million of federal net operating losses will carryforward indefinitely, with the remaining federal and state losses beginning to expire in 2035. In addition, we have cumulative federal and state tax credit carryforwards of $3.5 million and $1.7 million, respectively, available to reduce federal and state income taxes which will begin to expire in 2039 and 2034, respectively. Our net operating loss carryforwards and tax credit carryforwards may be limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may affect the limitation in future years. Under the TCJA, federal net operating losses generated after December 31, 2017 will not be subject to expiration.

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. As of December 31, 2019, we had cash, cash equivalents and short-term investments of $158.1 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since December 31, 2019, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

If the current public health pandemic related to coronavirus (COVID-19) continues to worsen, our operations, business and financial results may be adversely impacted.

Public health pandemics or outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China and has since spread to several other countries, including the United States and European countries, with infections and deaths reported globally. The continued spread of COVID-19 could adversely impact our manufacturing and other operations, including our ability to recruit and retain patients, principal investigators, clinical trial sites and their staff, caregivers and healthcare providers as necessary. The COVID-19 outbreak may negatively affect the operations of third-party suppliers and service providers that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates for our clinical trials. Furthermore, COVID-19 may delay startup of new clinical trial sites and enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak and restrictions in travel. Some patients may be unwilling to enroll in future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Increased demand at clinical trial sites and quarantined doctors and staff may reduce personnel and other available resources at clinical trial sites needed to conduct our clinical trials and may cause the screening of new patients or clinical trial operations to be paused. Trial sites may also limit or prohibit on site monitoring to decrease potential exposure of doctors, staff and patients to COVID-19, which would require us to use remote monitoring via video conferences. While we do not anticipate any negative effects from remote monitoring, it could potentially affect quality, training and source data verification at clinical trial sites. Additionally, if a clinical trial site does not have remote monitoring capabilities, we may be required to find other distance monitoring solutions. Any negative impact COVID-19 has to patient enrollment or treatment could delay our clinical trial timelines and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines, increase our operating expenses and have a material adverse effect on our business and financial results. As of the date of this Annual Report, we remain in active dialog with our contract research organizations and clinical sites to minimize the impact of this pandemic to our TC-210 and TC-110 Phase 1/2 clinical trials without adversely impacting the safety of patients. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread. While we are committed to providing an interim update of the Phase 1 portion of the TC-210 Phase 1/2 clinical trial in the second quarter of 2020 and the Phase 1 portion of the TC-110 Phase 1/2 clinical trial in the second half of 2020, the effect of the COVID-19 pandemic may impact the exact timing or content of these interim updates.

In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. As of the date of this Annual Report, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees and their families, including temporarily requiring all employees to work remotely. We have suspended non-essential travel worldwide for our employees and are discouraging employee attendance at other gatherings. Further measures may be taken as the pandemic continues. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely has required us to pause pre-clinical laboratory work, which may delay and otherwise adversely impact our pre-clinical program development. Further, remote work may disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we, our third party manufacturers, contract research organizations or current and planned clinical trial sites operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

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

Risks Related to our Common Stock

An active, liquid and orderly trading market for our common stock may not be sustained.

In February 2019, we closed our IPO and our common stock began trading on The Nasdaq Global Select Market. Prior to our IPO, there was no public trading market for shares of our common stock. Although we completed our IPO and our common stock is listed and trading on The Nasdaq Global Select Market, an active trading market for our shares may not be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

Our stock price has been and will likely continue to be volatile. Securities class action or other litigation involving our company or members of our management team could also substantially harm our business, financial condition and results of operations.

The trading price of our common stock is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

•

the timing and results of clinical trials of TC-210, TC-110 and any other product candidates and our ongoing, planned or any future preclinical studies, clinical trials or clinical development programs;

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

As of March 21, 2020, our executive officers, directors, and 5% stockholders beneficially owned approximately 76% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act) enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in this Annual Report, our other periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30 th , and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are considered a “smaller reporting company” under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

In connection with our IPO, our officers, directors and substantially all of our stockholders agreed to be subject to a contractual lock-up with our underwriters. These lock-up agreements expired on August 13, 2019.  If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of December 31, 2019, we have a total of 24,050,936 shares of common stock outstanding. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Plan and our 2018 Employee Stock Purchase Plan adopted in connection with the IPO will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. The forgoing provisions will not apply to any causes of action arising under the Exchange Act. In addition, our amended and restated bylaws will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

Location	Use of Space	Square Feet	Expiration
Cambridge, Massachusetts	Office and lab	23,000	June 2025
Cambridge, Massachusetts	Vivarium	2,000	April 2021
Cambridge, Massachusetts	Office	5,000	December 2021
Stevenage, United Kingdom	Office and lab	5,000	February 2022
Stevenage, United Kingdom	Office and lab	800	December 2021

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

Item 4. Mine Safety Disclosures

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

Holders of Our Common Stock

As of March 21, 2020, there were approximately 19 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent sales of unregistered securities

Issuance Pursuant to Exercise of Stock Option

In January 2019, 124 shares of our common stock were issued upon the exercise of stock options pursuant to the 2015 Stock Option and Grant Plan (the 2015 Plan). These issuances were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans.

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

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of our final prospectus related to the IPO. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus. We have invested the unused proceeds from the offering in cash equivalents and investments in accordance with our investment policy.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

We have derived the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 and the Consolidated Balance Sheet as of December 31, 2019 and 2018 from audited consolidated financial statements appearing elsewhere in this Annual Report. The Consolidated Statement of Operations for the year ended December 31, 2017 and Balance Sheet as of December 31, 2017 are derived from our audited consolidated financial statements that are not included in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands)
Consolidated Statements of Operations
Research and development	$37,488	$19,673	$9,569
General and administrative	13,894	6,780	3,611
Total operating expenses	51,382	26,453	13,180
Loss from operations	(51,382)	(26,453)	(13,180)

Interest income, net	3,885	2,202	110
Loss before income taxes	$(47,497)	$(24,251)	$(13,070)

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet data
Cash, cash equivalents, and investments	$158,124	$123,167	$19,811
Working capital(1)	155,652	120,028	19,472
Total assets	168,528	129,433	22,039
Redeemable convertible preferred stock	—	209,230	47,102
Accumulated deficit	(182,591)	(85,590)	(26,324)
Total stockholders’ equity (deficit)	160,449	(85,696)	(26,324)
(1) Working capital is calculated as current assets less current liabilities

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

Overview

We are a clinical-stage immunotherapy company developing the next generation of novel T cell therapies for patients suffering from cancer by overcoming the limitations of chimeric antigen receptor T (CAR-T) cell therapies and engineered T cell therapies that use the full T cell receptor (TCR-T cells) . Our proprietary TCR Fusion Construct T cells (TRuC-T cells) specifically recognize and kill cancer cells by harnessing the entire T cell receptor TCR signaling complex, which we believe is essential for T cell therapies to be effective in patients with solid tumors. We have designed our TRuC-T cells so that tumor cell recognition does not require human leukocyte antigen (HLA), which provides two important benefits. First, in contrast to current engineered TCR-T cells, our technology is designed so that it can be applied to all patients that express the cancer surface antigen irrespective of HLA subtype, which we believe will allow us to address a significantly larger patient population. Second, HLA is downregulated or lost in many tumors, which can prevent their recognition by T cells and lead to diminished response rates and higher relapse rates. We therefore believe our approach will allow us to deliver the first HLA-independent TCR-T cell therapy for patients with solid tumors. We also believe that our product candidates have the potential to improve upon the efficacy and safety of currently approved CAR-T cell therapies in CD19-positive B-cell hematological malignancies. This belief is based on preclinical studies comparing our product candidates to CAR-T cells that we engineered.

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

In February 2019, we completed an initial public offering, or IPO, of our common stock, pursuant to which we issued and sold 5,750,000 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $77.1 million after deducting underwriting discounts and commissions and other offering expenses. Prior to the IPO, we funded our operations primarily with proceeds from the sales of preferred stock.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of December 31, 2019, we had an accumulated deficit of $182.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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
•

add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, and our operations as a public reporting company.

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

We expense research and development costs as incurred. Any non-refundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

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

Consolidated Statements of Operations

(in thousands)

	For the Years Ended December 31,
	2019	2018	Change
Operating expenses
Research and development	$37,488	$19,673	$17,815
General and administrative	13,894	6,780	7,114
Total operating expenses	51,382	26,453	24,929
Loss from operations	(51,382)	(26,453)	(24,929)

Interest income, net	3,885	2,202	1,683
Loss before income taxes	$(47,497)	$(24,251)	$(23,246)

Comparison of the years ended December 31, 2019 and 2018

Research and development expenses

Research and development expenses were $37.5 million for the year ended December 31, 2019 compared to $19.7 million for the year ended December 31, 2018. The following table summarizes our research and development expenses for the years ended December 31, 2019 and 2018.

(in thousands)

	For the Years Ended December 31,
	2019	2018	Change
TC-210 research and development expenses	$6,278	$5,821	$457
TC-110 research and development expenses	3,091	-	3,091
Platform development expenses	2,798	1,951	847
Personnel expenses	17,911	8,753	9,158
Allocated facilities costs	4,367	2,696	1,671
Other expenses	3,043	452	2,591
	$37,488	$19,673	$17,815

Spending increased in all areas as we have expanded our research and development efforts. The $17.8 million increase in research and development expense for the year ended December 31, 2019 is primarily attributable to the increase in personnel expenses of $9.2 million due to a significant increase in headcount. During 2019, we began tracking our TC-110 product candidate expenses separately from our platform development expenses. TC-110 research and development expenses were $3.1 million for the year ended December 31, 2019 compared to zero for the year ended December 31, 2018. Allocated facilities costs increased $1.7 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 as we took occupancy of our UK manufacturing facility. TC-210 expenses increased by $0.5 million as we began Phase I clinical testing during 2019. Platform development expenses increase by $0.8 million and other research and development expenses increased by $2.6 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 as we increased activities in the Platform and other areas.

General and Administrative Expenses

General and administrative expenses were $13.9 million for the year ended December 31, 2019, compared to $6.8 million for the year ended December 31, 2018. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $4.4 million due to our increase in headcount including share-based compensation and recruiting. Costs associated with being a public company of increased by $1.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Other costs under general and administration expenses increase by $0.6 million as we increased the size and activities of the company for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Other Income, net

Interest income, net was $3.9 million for the year ended December 31, 2019, compared to $2.2 million for the year ended December 31, 2018. The increase was due to an increase in interest income as a result of a higher average cash balance in our commercial and investment accounts during 2019.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from operations. In February 2019, we completed an initial public offering, or IPO, of our common stock, pursuant to which we issued and sold 5,750,000 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $77.1 million after deducting underwriting discounts and commissions and other offering expenses. Since inception, we have funded our operations with proceeds from the sale of our stock. We have received gross proceeds of $241 million from the sale of our stock since inception including our IPO proceeds. As of December 31, 2019, we had cash, cash equivalents and investments of $158.1 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

(in thousands)

	For the Years Ended December 31,
	2019	2018
Operating activities	$(41,084)	$(18,778)
Investing activities	(20,415)	(76,339)
Financing activities	79,248	122,980

Operating Activities

During the year ended December 31, 2019, we used $41.1 million of cash in operating activities, resulting primarily from our net loss of $47.6 million partially offset by non-cash charges of $7.3 million, which related to depreciation and amortization, stock-based compensation, and accretion on investments, and a net use of cash from operating assets and liabilities of $0.7 million. The net use of cash from operating assets and liabilities were primarily attributable to the timing in which we paid our vendors.

During the year ended December 31, 2018, we used $18.8 million of cash in operating activities, resulting primarily from our net loss of $24.3 million partially offset by non-cash charges of $2.3 million, which related to depreciation and amortization, stock-based compensation, and accretion on investments, and a net decrease in operating assets and liabilities of $3.2 million. The net decreases in operating assets and liabilities were primarily attributable to the timing in which we paid our vendors.

Investing Activities

During the year ended December 31, 2019, cash used in investing activities was $20.4 million, consisting primarily of purchases of investments net of maturities of $16.5 million and purchases of property and equipment of $3.9 million.

During the year ended December 31, 2018, cash used in investing activities was $76.3 million, consisting primarily of purchases of investments net of maturities of $75.3 million and purchases of property and equipment of $1.0 million.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $79.2 consisting primarily from the sale of stock during our initial public offering.

During the year ended December 31, 2018, net cash provided by financing activities was $123.0 consisting primarily of net cash proceeds from the sale and issuance of our Series B preferred stock.

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

As of December 31, 2019, we had cash, cash equivalents and investments of $158.1 million. In February 2019, we completed our IPO which generated net cash proceeds of $77.1 million. We believe that the net proceeds from the IPO, together with our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements at least into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

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

These assumptions are estimated as follows:

•

Fair Market Value of Common Stock. Since our IPO, our stock is traded on The Nasdaq Global Select Market. Fair market value of our stock is considered the quoted market price. Prior to our IPO, we have periodically estimated the fair market value of common stock. See “— Common and Preferred Stock Valuation Methodology”

•

Volatility. The expected volatility is based on the historical stock volatility of ours and several comparable publicly traded companies over a sufficient period of time equal to the expected term of the options, as we do not have sufficient trading history to use the volatility of our own common stock.

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

Pre-IPO Common and Preferred Stock Valuation Methodology

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

Upon the closing of the IPO, all of our outstanding preferred stock converted to common stock and it is no longer necessary for management to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock will be determined based on the quoted market price of our common stock.

Royalty Transfer Agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of (i) all global net sales of any of our products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in the Statement of Operations. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribed no value to the royalty agreement at inception and at December 31, 2019 and 2018. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TCR2 Therapeutics Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts

March 30, 2020

TCR2 THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$65,296	$47,674
Investments	92,828	75,493
Prepaid expenses and other current assets	5,061	2,326
Total current assets	163,185	125,493

Property and equipment, net	4,926	1,638
Restricted cash	417	290
Deferred offering costs	-	2,012
Total assets	$168,528	$129,433

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Accounts payable	$2,483	$2,663
Accrued expenses and other current liabilities	5,050	2,802
Total current liabilities	7,533	5,465

Other liabilities	546	434
Total liabilities	8,079	5,899

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock
Series A preferred stock, $0.0001 par value; no shares and 45,000,000 authorized; no shares and 44,500,001 shares issued and outstanding at December 31, 2019 and 2018, respectively.	-	72,980
Series B preferred stock, $0.0001 par value; no shares and 62,500,000 authorized, issued, and outstanding at December 31, 2019 and 2018, respectively.	-	136,250
Total redeemable convertible preferred stock	-	209,230

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value. 10,000,000 shares and no shares authorized, no shares issued or outstanding at December 31, 2019 and 2018, respectively.	-	-
Common stock, $0.0001 par value; 150,000,000 and 20,988,730 shares authorized; 24,050,936 and 914,602 shares issued; 23,981,109 and 726,990 shares outstanding at December 31, 2019 and 2018, respectively.	2	-
Additional paid-in capital	342,896	-
Accumulated other comprehensive income (loss)	142	(106)
Accumulated deficit	(182,591)	(85,590)
Total stockholders’ equity (deficit)	160,449	(85,696)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$168,528	$129,433

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018
Operating expenses
Research and development	$37,488	$19,673
General and administrative	13,894	6,780
Total operating expenses	51,382	26,453
Loss from operations	(51,382)	(26,453)

Interest income, net	3,885	2,202
Loss before income taxes	(47,497)	(24,251)

Income taxes	102	-
Net loss	(47,599)	(24,251)

Accretion of redeemable convertible preferred stock to redemption value	(49,900)	(37,298)
Net loss attributable to common stockholders	$(97,499)	$(61,549)

Per share information
Net loss per share of common stock, basic and diluted	$(4.62)	$(98.53)

Weighted average shares outstanding, basic and diluted	21,104,195	624,659

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Years Ended December 31,
	2019	2018
Net loss	$(47,599)	$(24,251)
Unrealized gain (loss) on investments, net	248	(106)
Comprehensive loss	$(47,351)	$(24,357)

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock						Additional		Accumulated Other	Total Stockholders'
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2017	44,500,001	$47,102	-	$-	435,626	$-	$-	$(26,324)	$-	$(26,324)
Sake of Series B preferred stock, net of issuance costs of $170	-	-	62,500,000	124,830	-	-	-	-	-	-
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	89,284	-	50	-	-	50
Exercise of stock options and warrants	-	-	-	-	202,080	-	100	-	-	100
Stock-based compensation expense	-	-	-	-	-	-	2,133	-	-	2,133
Unrealized loss on investments	-	-	-	-	-	-	-	-	(106)	(106)
Accretion of redeemable preferred stock to redemption value	-	25,878	-	11,420	-	-	(2,283)	(35,015)	-	(37,298)
Net loss	-	-	-	-	-	-	-	(24,251)	-	(24,251)
Balance at December 31, 2018	44,500,001	$72,980	62,500,000	$136,250	726,990	$-	$-	$(85,590)	$(106)	$(85,696)
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	117,785	-	52	-	-	52
Exercise of stock options and warrants	-	-	-	-	111,035	-	391	-	-	391
Stock-based compensation expense	-	-	-	-	-	-	6,702	-	-	6,702
Unrealized gain on investments	-	-	-	-	-	-	-	-	248	248
Accretion of redeemable preferred stock to redemption value	-	34,789	-	15,111	-	-	(498)	(49,402)	-	(49,900)
Conversion of shares upon IPO	(44,500,001)	(107,769)	(62,500,000)	(151,361)	17,275,299	2	259,128	-	-	259,130
Initial public offering, net of issuance costs	-	-	-	-	5,750,000	-	77,121	-	-	77,121
Net loss	-	-	-	-	-	-	-	(47,599)	-	(47,599)
Balance at December 31, 2019	-	$-	-	$-	23,981,109	$2	$342,896	$(182,591)	$142	$160,449

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2019	2018
Operating activities
Net loss	$(47,599)	$(24,251)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	862	419
Stock-based compensation expense	6,702	2,133
Accretion on investments	(225)	(280)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,057)	(1,433)
Accounts payable	(179)	2,224
Accrued expenses and other liabilities	2,137	2,450
Cash used in operating activities	(41,359)	(18,738)

Investing activities
Purchase of investments	(126,261)	(97,810)
Proceeds from sale or maturity of investments	109,725	22,490
Purchases of equipment	(3,879)	(1,019)
Cash used in investing activities	(20,415)	(76,339)

Financing activities
Proceeds from the sale of Series B preferred stock, net of issuance costs	-	124,830
Proceeds from initial public offering, net of issuance costs	79,132	-
Proceeds from the exercise of stock options	391	100
Deferred offering costs	-	(1,990)
Cash provided by financing activities	79,523	122,940

Net increase in cash, cash equivalents, and restricted cash	17,749	27,863
Cash, cash equivalents, and restricted cash at beginning of year	47,964	20,101
Cash, cash equivalents, and restricted cash at end of period	$65,713	$47,964

Supplemental disclosure of noncash financing activities
Conversion of redeemable convertible preferred stock to common stock	$259,130	$-
Accretion of redeemable convertible preferred stock to redemption value	49,900	37,298
Deferred offering costs included in accounts payable	-	558
Property and equipment additions in accounts payable	270	14

See notes to consolidated financial statements

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

2. Liquidity

The Company’s operations to date have focused on organization and staffing, business planning, raising capital, acquiring technology and assets, manufacturing and conducting clinical and preclinical studies. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company’s product candidates are subject to long development cycles and the Company may be unsuccessful in its efforts to develop, obtain regulatory approval for or market its product candidates.

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

The Company has incurred net losses from operations since inception. The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of December 31, 2019 of $158,124 will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements.

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

For the years ended December 31, 2019 and 2018

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the royalty transfer agreement obligations, the valuation of preferred and common stock prior to the IPO, and the fair value of stock-based compensation awards granted under the Company’s equity-based compensation plans. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

As of December 31, 2019, the Company had manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in either party’s ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Fair value of financial instruments

At December 31, 2019 and 2018, the Company’s financial instruments consist of money market funds, commercial paper, agency and corporate bonds, and asset-backed securities are included in investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2019 and 2018, cash equivalents consisted of U.S treasuries, corporate bonds and government-backed money market funds.

Investments

As of December 31, 2019, all investments were classified as available-for-sale and were carried at their estimated fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) until realized. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments in debt securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in the statement of operations. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization are determined using the straight-line method over the estimated useful lives. Expenditures for maintenance and repairs are expensed as incurred while renewals and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

Estimated Useful Lives
Laboratory equipment	5 years
Computer hardware and equipment	3 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Lesser of lease term or estimated useful life.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company has not recognized any impairment of long-lived assets for the years ended December 31, 2019 and 2018.

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

For the years ended December 31, 2019 and 2018

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

Prior to the IPO, estimating the fair value of stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and, for stock options and warrants, the expected life of the options and stock price volatility. Since the IPO, the Company uses the value of its stock price as quoted on the Nasdaq Global Select Market to determine fair value of the Company’s common stock. The Company uses the Black-Scholes option pricing model to value its stock option awards and warrants. The assumptions used in calculating the fair value of stock-based awards represent management’s estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Research and development expenses

Research and development costs are expensed as incurred and consist primarily of funds for employee wages and funds paid to third parties for the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, and regulatory compliance costs. At the end of the reporting period, the Company compares payments made to third party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs.

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

For the years ended December 31, 2019 and 2018

(Amounts in thousands, excluding share and per share items or as otherwise noted)

The following potentially dilutive securities, on an as converted basis have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2019 and 2018, as they would be antidilutive:

	As of December 31,
	2019	2018
Series A redeemable convertible preferred stock	-	7,184,588
Series B redeemable convertible preferred stock	-	10,090,711
Stock options outstanding	4,189,292	2,121,551
Employee stock purchase plan	7,092	-
Unvested shares of restricted stock	-	47,960
Common stock warrants	203,676	203,676
Total	4,400,060	19,648,486

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

Reconciliation of cash, cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows for the years ended December 31, 2019 and 2018.

	As of December 31,
	2019	2018
Cash and cash equivalents	$65,296	$47,674
Restricted cash	417	290
Cash, cash equivalents, and restricted cash shown in the statements of cash flows	$65,713	$47,964

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one consolidated operating segment.

JOBS Act accounting election

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

For the years ended December 31, 2019 and 2018

(Amounts in thousands, excluding share and per share items or as otherwise noted)

The standard will be effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020. The Company will adopt the new standard beginning January 1, 2021. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The standard includes a number of practical expedients that the Company is evaluating and may elect to apply. The Company expects that the adoption of the new leasing standards will result in the recognition of material right-of-use assets and lease liabilities on the consolidated balance sheets but does not expect it to have a material impact on its results of operations or cash flows.

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

4. Investments and Fair Value Measurements

As of December 31, 2019, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$92,686	$145	$(3)	$92,828

As of December 31, 2018, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$58,029	$1	$(94)	$57,936
Agency bonds	9,966	-	(9)	9,957
Commercial paper	7,214	-	(4)	7,210
Asset-backed securities	390	-	-	390
Total	$75,599	$1	$(107)	$75,493

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

For the years ended December 31, 2019 and 2018

(Amounts in thousands, excluding share and per share items or as otherwise noted)

The guidance requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1 — Quoted prices (unadjusted in active markets for identical assets or liabilities)

Level 2 — Inputs other than quoted prices in active markets that are observable either directly or indirectly

Level 3 — Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions

The Company has classified assets measured at fair value on a recurring basis as follows as of December 31, 2019:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$61,237	$61,237	$61,237	$-	$-
Corporate bonds	92,686	92,828	-	92,828	-
Total	$153,923	$154,065	$61,237	$92,828	$-

(1)

Includes cash sweep accounts, U.S. Treasury money market mutual fund, bank certificates of deposit, U.S. Treasury bills and corporate bonds that have a maturity of three months or less from the original acquisition date.

The Company has classified assets measured at fair value on a recurring basis as follows as of December 31, 2018:

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

During the years ended December 31, 2019 and 2018, there were no transfers among the Level 1, Level 2 and Level 3 categories.

5. Property and Equipment

Property and equipment, net, consisted of:

	As of December 31,
	2019	2018
Laboratory equipment	$5,717	$2,118
Computer hardware and equipment	105	105
Furniture and fixtures	396	326
Leasehold improvements	312	34
Construction in process	203	-
	6,733	2,583
Less: accumulated depreciation	(1,807)	(945)
	$4,926	$1,638

Depreciation expense was $862 and $419 for the years ended December 31, 2019 and 2018, respectively.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

(Amounts in thousands, excluding share and per share items or as otherwise noted)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of December 31,
	2019	2018
Employee compensation and related benefits	$2,816	$1,676
Professional fees	300	342
Contract manufacturing organization fees	500	173
Contract research organization fees	182	232
University partnerships	448	162
Property received not yet invoiced	260	103
Other	544	114
	$5,050	$2,802

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

The Collaboration Agreement provides for Catapult to provide identified space, called a module. The agreement calls for the Company to pay certain amounts for use of the module, operating, and overhead expenses. The Company has concluded that the Collaboration Agreement contains an embedded lease as the Company has the right to operate the module in a manner it determines. The Company also concluded that it is not the deemed owner during modification of the module nor does the agreement represent a capital lease under ASC 840, “Leases”. As a result, the embedded lease portion of the Collaboration Agreement will be accounted for as an operating lease. The Company determined the amounts to be representative of rent to be £300 per year based on the relative selling prices of the services being provided. This amount will be amortized annually on a straight-line basis as rent expense over the term of the embedded lease, commencing March 1, 2019.

In September 2019, the Company entered into a lease for office facilities that expires in August 2024. Under the terms of the lease, the Company placed $127 letter of credit into a restricted cash account as security for the facility.

The following table presents future minimum rent payments under non-cancellable operating leases with initial terms in excess of one year at December 31, 2019:

As of December 31,
2020	$3,421
2021	3,110
2022	2,553
2023	2,561
2024	2,490
Thereafter	1,054
Total minimum payments required	$15,189

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock (see Note 9), certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in the statement of operations. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and for the years ended December 31, 2019 and 2018. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation as of December 31, 2019 and 2018 nor has the Company accrued any liability as of December 31, 2019 and 2018.

8. Employee benefit plan

The Company maintains a defined contribution 401(k) plan (the 401(k) Plan) in which employees may contribute a portion of their compensation, subject to statutory maximum contribution amounts. The Company assumes all administrative costs of the 401(k) Plan. For the years ended December 31, 2019 and 2018, the expense relating to the matching contribution was $276 and $121, respectively.

9. Common Stock and Redeemable Convertible Preferred Stock

Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to the rights of holders of redeemable convertible preferred stock, common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. No dividends had been declared through December 31, 2019.

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

Series A Redeemable Convertible Preferred Stock

Prior to the IPO, there were 44,500,001 Series A preferred shares issued and outstanding. Included in the Series A preferred stock purchase agreement, the investor is required to purchase additional shares upon the achievement of certain Company milestones. The Company evaluated the future commitment obligations at original issuance and determined they were not freestanding instruments as they were not legally detachable. The future commitment obligations were also evaluated as embedded derivatives and determined they did not meet the definition of a derivative instrument for which bifurcation would be required. The Series A preferred stock is classified outside of stockholders’ equity (deficit) as the preferred holders may, at their option, elect to have their shares redeemed upon written notice by a majority of the preferred shareholders and at any time after February 2023.

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

For the years ended December 31, 2019 and 2018

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

Dividends

Prior to the IPO, the holders of shares of Series A preferred stock were entitled to receive cumulative dividends of 6% from the date of issuance. Accumulated dividends were payable only when and if declared by the Board of Directors, in preference to dividends paid to holders of common stock. The dividend preference for Series A preferred stock is $0.06 per share, as adjusted for recapitalizations. No dividends were declared prior to the IPO.

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

Dividends

Prior to the IPO, the holders of shares of Series B preferred stock were entitled to receive cumulative dividends of 6% from the date of issuance. Accumulated dividends were payable only when and if declared by the Board of Directors, in preference to dividends paid to holders of Series B preferred stock and common stock. The dividend preference for Series B preferred stock was $0.12 per share, as adjusted for recapitalizations. No dividends were declared prior to the IPO.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

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

10. Stock-based Compensation

In February 2019, the Company’s Board of Directors and stockholders approved the 2018 Stock Option and Incentive Plan (the 2018 Plan), which replaced the 2015 Plan. The shares under the 2015 Plan which were not issued, were rolled into the 2018 Plan. The number of shares of our common stock reserved for issuance under the 2018 Plan shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our Board of Directors.

The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, directors and other key persons (including consultants) are eligible to receive awards under the 2018 Plan. The amount, terms of grants, and exercisability provisions are determined and set by the Company’s Board of Directors. The maximum number of authorized shares to be issued under the Plan was 5,094,691. As of December 31, 2019, there were 805,102 shares of common stock available for future issuance. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors. Generally, options and restricted stock awards vest over a four -year period.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations:

	For the Years Ended December 31,
	2019	2018
Research and development	$2,547	$559
General and administrative	4,155	1,574
	$6,702	$2,133

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Stock options

The following table summarizes the activity related to stock option grants to employees and non-employees for the years ended December 31, 2019 and 2018:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)
Balance at January 1, 2018	1,215,727	$0.74	9.5
Granted	1,185,119	6.14
Exercised	(145,618)	0.74
Forfeited	(133,667)	0.74
Balance at December 31, 2018	2,121,561	$3.78	9.1
Granted	2,287,889	15.78
Exercised	(100,421)	2.55
Forfeited	(119,737)	5.60
Balance at December 31, 2019	4,189,292	$10.31	8.9

Exercisable at December 31, 2019	858,316	3.16	7.9
Vested and expected to vest at December 31, 2019	4,189,292

The table above excludes 13,363 shares of common stock subject to repurchase by the Company, which were issued in 2017 upon the early exercise of unvested stock options. In addition, the above table excludes 8,017 options that were granted outside of the Plan.

As of December 31, 2019, there was $23,448 in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 3.2 years. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2019 was $20,279. The aggregate intrinsic values of options exercised during the year ended December 31, 2019 was $1,411.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during the years ended December 31, 2019 and 2018 was determined using the methods and assumptions discussed below:

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
▪

Post IPO, the company is traded on the Nasdaq Select Market. Fair value is determined by the stock price quoted on the Nasdaq. Prior to the IPO, the Company considered numerous objective and subjective factors in estimating the fair value of its common stock, including the estimated fair value of the Company’s Series A and Series B preferred stock.

For the years ended December 31, 2019 and 2018, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	For the Years Ended December 31,
	2019	2018
Risk free interest rate	2.08%	2.90%
Expected term (in years)	6.0	6.1
Expected volatility	70.4%	66.8%
Annual dividend yield	—%	—%
Fair value of common stock	$10.06	$7.62

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Restricted stock

For restricted stock awards granted, the fair value of the award is the current fair value of the Company’s common stock on the grant date. All restricted stock grants were outside of the Plan.

In the event of a termination of employment or consulting services arrangement, the unvested restricted stock awards are subject to repurchase by the Company at the lower of the purchase price paid by the holder and the then current fair value.

The following table summarizes the activity related to unvested restricted stock grants to employees and non-employees for the years ended December 31, 2019 and 2018:

SHARES
Balance at January 1, 2018	137,244
Granted	-
Vested	(89,284)
Forfeited	-
Balance at December 31, 2018	47,960
Granted	-
Vested	(47,960)
Forfeited	-
Balance at December 31, 2019	-

As of December 31, 2019, there was no unrecognized compensation cost.

Warrants

Warrants issued to non-employees in connection with providing consulting services are issued outside of the Plan and are accounted for as stock-based compensation.

The warrants have an initial exercise price of $0.74 per share and will expire at the earlier of ten years from the date of issuance or a change in control event as defined in the warrant agreements.

The following table summarizes the activity related to warrant grants to non-employees for the years ended December 31, 2019 and 2018:

Warrants
Balance at January 1, 2018	373,061
Granted	-
Exercised	(169,385)
Forfeited	-
Balance at December 31, 2018	203,676
Granted	-
Exercised	-
Forfeited	-
Balance at December 31, 2019	203,676

The table above includes 56,462 shares of common stock subject to repurchase by the Company, which were issued in 2018 upon the early exercise of unvested warrants. As of December 31, 2019, there was $531 in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 1.0 years.

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

During the year ended December 31, 2019, there were 10,614 shares issued under the 2018 ESPP.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

(Amounts in thousands, excluding share and per share items or as otherwise noted)

11. Income taxes

Loss before income tax expense for the years ended December 31, 2018 and 2019 consist of the following:

	For the Years Ended December 31,
	2019	2018
United States	$(47,960)	$(24,251)
Foreign	463	—
Loss before income taxes	$(47,497)	$(24,251)

The income tax expense for the years ended December 31, 2019 and 2018 consisted of the following components:

	For the Years Ended December 31,
	2019	2018
Current Tax
State	$40	$—
Total current tax	40	—
Deferred tax
Foreign	62	—
Total deferred tax	62	—
Income tax expense	$102	$—

Subject to the limitations described below, at December 31, 2019, we have cumulative federal and state net operating loss carryforwards of approximately $4.1 million and $63.9 million available to reduce federal and state taxable income, respectively, which expire through 2037 and 2039, respectively. Additionally, we have $58.1 million of federal net operating loss carryforwards which carryforward indefinitely. We have cumulative federal and state tax credit carryforwards of $3.5 million and $1.7 million, respectively, available to reduce federal and state income taxes which expire through 2039 and 2034, respectively.

Section 382 of the Internal Revenue Code of 1986, as amended (the Code) provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined in Code) that could limit the Company’s ability to utilize these carryforwards. Pursuant to Section 382 of the Code, an ownership change occurs when the stock ownership of a 5% stockholder increases by more than 50% over a three-year testing period. The Company may have experienced various ownership changes, as defined by the Code, as a result of past financings and may in the future experience an ownership change. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. The Company has not performed an Internal Revenue Code Section 382 study in connection with changes in control.

The components of net deferred income tax assets (liabilities) as of December 31, 2019 and 2018 are as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$17,120	$5,193
Research and development credits	4,814	1,893
Capitalized costs	6,234	6,770
Accrued expenses and other	907	514
Stock compensation	1,311	172
Total deferred tax assets	30,386	14,542
Deferred tax liabilities:
Depreciation	(171)	(32)
Total deferred tax liabilities	(171)	(32)
Less: valuation allowance	(30,277)	(14,510)
Total net deferred tax assets (liabilities)	$(62)	$-

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Management believes that it is more likely than not that the Company’s U.S. deferred income tax assets will not be realized. As such, there is a full valuation allowance against the net U.S. deferred tax assets as of December 31, 2019 and 2018.  The Company is in a net deferred tax liability position in the United Kingdom and believes it is more likely than not that the foreign deferred income tax assets will be realized.  As such, there is no valuation

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

(Amounts in thousands, excluding share and per share items or as otherwise noted)

allowance against the U.K. deferred tax assets. The valuation allowance in the U.S. increased by approximately $15.8 million during the year ended December 31, 2019 primarily as a result of the increase in net operating loss carryforwards. The valuation allowance increased by approximately $7.3 million during the year ended December 31, 2018 primarily as a result of the increase in net operating loss carryforwards.

The Company did not have unrecognized tax benefits as of December 31, 2019 or 2018. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	As of December 31,
	2019	2018
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of federal benefit	6.4%	7.3%
Permanent differences	-0.4%	-1.3%
Research and development credit benefit	5.9%	3.3%
Change in valuation allowance	-33.1%	-30.3%
Effective income tax rate	-0.2%	0.0%

The Company’s income tax returns remain open and subject to examination for all tax years after 2015.

Management believes that the Company does not have any uncertain tax positions that would result in a material impact on the Company’s financial statements. The Company files income tax returns in the above jurisdictions as well as the applicable state jurisdictions in the United States. There are currently no income tax examinations ongoing. If and when applicable, the Company will recognize interest and penalties on uncertain tax positions as income tax expense.

12. Related party transactions

Consulting arrangements

On October 1, 2015, we entered into a consulting agreement with Dr. Patrick Baeuerle. Pursuant to the consulting agreement, Dr. Baeuerle agreed to perform such consulting, advisory and related services to and for us as may be reasonably requested. In exchange, we agreed to pay Dr. Baeuerle a consulting fee of €15 per month. On November 1, 2016, we amended the consulting agreement to revise Dr. Baeuerle’s consulting fee to be €3 per month. Dr. Baeuerle is also eligible for an annual bonus equal to 33% of the annual fees paid under the consulting agreement, subject to the discretion of our Board of Directors based on Dr. Baeuerle’s performance and our performance. The term of the agreement is one year, and automatically extends for additional one-year periods unless terminated. During the years ended December 31, 2019 and 2018, we incurred fees and travel related expenses to Dr. Baeuerle in the amount of $72 and $76, respectively, under the consulting agreement. Dr. Baeuerle is a member of our Board of Directors and is a managing director at MPM Capital, the beneficial owner of more than 5% of our voting securities.

On March 2, 2016, we entered into a consulting agreement with Dr. Mitchell Finer (the Original Finer Agreement), which was amended and restated on May 9, 2017 to, among other things, add Pattern Recognition Ventures as a party. Pursuant to the amended and restated consulting agreement, Pattern Recognition Ventures agreed to perform scientific consulting, advisory and related services to and for us as may be reasonably requested, including making Dr. Finer available to serve as Chairman of our Scientific Advisory Board. Pursuant to the amended and restated consulting agreement, we agreed (i) to pay Pattern Recognition Ventures a consulting fee of $19 per quarter for services provided under the agreement. During the years ended December 31, 2019 and 2018, we incurred fees and travel-related expenses to Pattern Recognition Ventures in the amount of $77 and $76, respectively. Dr. Finer has a financial interest in Pattern Recognition Ventures and is its managing member. Dr. Finer is also a member of our Board of Directors and is an executive partner at MPM Capital, the beneficial owner of more than 5% of our voting securities.

On October 1, 2017, we entered into a consulting agreement with Globeways Holdings Limited. Dr. Morana Jovan-Embiricos has financial interests in Globeways Holdings Limited and is its founding director. During the years ended December 31, 2019 and 2018, pursuant to the consulting agreement, Globeways Holdings Limited provided consulting, advisory and related services in exchange for consulting fees of $52 and $127, respectively. Dr. Jovan was a member of our Board of Directors until May 2019 and Globeways Holdings Limited is the appointed manager of certain affiliates of F2 Capital that collectively beneficially own more than 5% of our voting securities.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

(Amounts in thousands, excluding share and per share items or as otherwise noted)

13. Quarterly Financial Information (unaudited)

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Operating expenses
Research and development	$9,392	$11,374	$8,833	$7,889
General and administrative	4,179	3,522	3,307	2,886
Total operating expenses	13,571	14,896	12,140	10,775
Loss from operations	(13,571)	(14,896)	(12,140)	(10,775)

Interest income, net	846	1,090	1,077	872
Loss before income taxes	(12,725)	(13,806)	(11,063)	(9,903)

Income taxes	102	-	-	-
Net Loss	(12,827)	(13,806)	(11,063)	(9,903)

Accretion of redeemable convertible preferred stock to redemption value	-	-	-	(49,900)
Net loss attributable to common stockholders	$(12,827)	$(13,806)	$(11,063)	$(59,803)

Per share information
Net loss per share of common stock, basic and diluted	$(0.54)	$(0.58)	$(0.46)	$(4.85)

Weighted average shares outstanding, basic and diluted	23,961,960	23,874,593	23,818,003	12,328,805

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Operating expenses
Research and development	$6,219	$5,386	$5,175	$2,893
General and administrative	2,222	1,704	1,634	1,220
Total operating expenses	8,441	7,090	6,809	4,113
Loss from operations	(8,441)	(7,090)	(6,809)	(4,113)

Interest income, net	751	702	622	127
Loss before income taxes	(7,690)	(6,388)	(6,187)	(3,986)

Income taxes	-	-	-	-
Net Loss	(7,690)	(6,388)	(6,187)	(3,986)

Accretion of redeemable convertible preferred stock to redemption value	(3,730)	(11,590)	(11,145)	(10,833)
Net loss attributable to common stockholders	$(11,420)	$(17,978)	$(17,332)	$(14,819)

Per share information
Net loss per share of common stock, basic and diluted	$(16.22)	$(27.25)	$(27.97)	$(28.90)

Weighted average shares outstanding, basic and diluted	703,874	659,840	619,749	512,685

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Control over Financial Reporting:

There was no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management concludes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information

On March 26, 2020, Dr. Mitchell Finer resigned from the audit committee of our board of directors. On March 26, 2020, we notified The Nasdaq Stock Market, Inc. (“Nasdaq”) of Dr. Finer’s resignation from the audit committee effective March 26, 2020. On March 27, 2020, Nasdaq notified us that as a result of Dr. Finer’s resignation, the Company is no longer compliant with Nasdaq Stock

Market Rule 5605(c)(2)(A), which requires each listed company to maintain an audit committee composed of at least three members who meet certain eligibility criteria. With Dr. Finer’s resignation, we have two members on our audit committee and one vacancy. Under Nasdaq rules, we have a cure period which extends to the earlier of (i) our next annual general meeting of stockholders or (ii) March 26, 2021 to regain compliance, provided, however, if our next annual general meeting of stockholders is held no later than September 22, 2020, then we must regain compliance by September 22, 2020. We intend to appoint an additional independent director to the audit committee prior to the end of the cure period.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors, executive officers and other key employees as of March 21, 2020.

Name	Age	Position
Executive Officers
Garry E. Menzel	55	President, Chief Executive Officer and Director
Robert Hofmeister	52	Chief Scientific Officer
Angela Justice	47	Chief People Officer
Alfonso Quintas Cardama	49	Chief Medical Officer
Mayur (Ian) Somaiya	46	Chief Financial Officer

Non-Employee Directors
Ansbert Gadicke (2)(3)(4)	62	Chairman of the Board of Directors
Andrew Allen (1)(2)(4)	53	Director
Patrick Baeuerle	62	Director
Mitchell Finer (3)	61	Director
Neil W. Gibson (1)(2)(3)	63	Director

(1) Member of audit committee
(2) Member of compensation committee
(3) Member of nominating and corporate governance committee
(4) Member of finance and strategy committee

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

Angela Justice, Ph.D. Dr. Justice joined our company in October 2019 as Chief People Officer.  From March 2018 to July 2019, Dr. Justice was the Chief Human Resources Officer at Surgery Partners, Inc. From 2012 to February 2018, Dr. Justice held several positions at Biogen, Inc., including serving as Chief Learning Officer from April 2015 to February 2018 and Senior Director of Global Medical Affairs for Biogen from 2012 to 2015. Dr. Justice received her B.S. from Minnesota State University at Mankato and her Ph.D. from the University of Chicago.

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

Mitchell Finer, Ph.D. Dr. Finer has served on our board of directors since October 2015. Dr. Finer has served as an Executive Partner of MPM Capital since August 2015. Dr. Finer previously served as Chief Executive Officer of Oncorus, Inc. from January 2016 to June 2018 and co-founded Adverum Biotechnologies, Inc. and CODA Biotherapeutics, Inc. Previously, he served as Chief Scientific Officer of bluebird bio, Inc., from March 2010 through July 2015. Dr. Finer serves on the boards of directors of Adverum Biotechnologies, Inc., Oncorus, Inc. and CODA Biotherapeutics, Inc. Dr. Finer received a Ph.D. in biochemistry and molecular biology from Harvard University and a B.A. in biochemistry and bacteriology from the University of California, Berkeley. He completed a postdoctoral fellowship at the Whitehead Institute for Biomedical Research. We believe Dr. Finer is qualified to serve as a member of our board of directors because of his operational, strategic and corporate leadership experience and his experience as a founder of numerous biopharmaceutical companies.

Neil Gibson, Ph.D. Dr. Gibson has served on our board of directors since February 2018. Since 2016, he has served as Senior Vice President to COI Pharmaceuticals, Inc. and President and CEO of PDI Therapeutics. From 2015 to 2016, Dr. Gibson served as Senior Vice President and Chief Development Officer to BioAtla LLC. From 2011 to 2015, he served as Chief Scientific Officer of Regulus Therapeutics Inc., and from 2007 to 2011 he was Chief Scientific Officer of Pfizer Oncology based in La Jolla, CA.  Dr. Gibson received his Ph.D. from the University of Aston and his B.Sc. from the University of Strathclyde. We believe Dr. Gibson is qualified to serve on our board of directors because of his extensive experience in the life sciences industry.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of the Company with the SEC.

Based solely on a review of on Forms 3, 4 and 5 and any amendments thereto filed electronically with the Securities and Exchange Commission with respect to the most recent fiscal year and written representations from the reporting persons, we believe all Section 16(a) filing requirements were satisfied in 2019 with the exception of the following inadvertent late filings: a Form 4 filing filed on September 5, 2019 by Morana Jovan Embiricos and certain related parties with respect to seven transactions by F2 Capital I 2019, LLC and a Form 4 filing filed on March 27, 2020 by Neil Gibson with respect to three transactions by Curative Ventures CT LLC.

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

Audit Committee

The members of our audit committee are Andrew Allen and Neil Gibson, and Andrew Allen is the chair of the audit committee. Our board of directors has determined that all members of our audit committee will meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules. There is not an “audit committee financial expert” (within the meaning of applicable SEC regulations) currently serving on our audit committee. Our board of directors does not believe that any of our current directors have the qualifications or experience to be considered an audit committee financial expert. However, the members of our board of directors individually and collectively have vast educational and business financial experience and training. Additionally, both our independent registered public accounting firm and management will periodically meet privately with our audit committee. At this time, no qualified candidates to serve on our audit committee as an “audit committee financial expert” have been identified, and there can be no assurance that we can attract and retain an independent director to act as our qualified financial expert.

Recommendation of Director Nominees by Stockholders

There have been no material changes to the procedures by which our stockholders may recommend nominees to the board of directors.

Item 11. Executive Compensation

Executive Compensation Overview

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to and earned by each individual who served as our principal executive officer at any time during our years ended December 31, 2019 and 2018 and to our next two most highly compensated executive officers in respect of their service to our company for our years ended December 31, 2019 and 2018. We refer to these individuals as our named executive officers. Our named executive officers are:

▪	Garry Menzel, our President and Chief Executive Officer;
▪	Alfonso Quintás Cardama, our Chief Medical Officer;
▪	Mayur (Ian) Somaiya, our Chief Financial Officer.

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

Summary Compensation Table

The following table sets forth information regarding compensation awarded to and earned by our named executive officers for services rendered to us in all capacities during our years ended December 31, 2019 and 2018. On February 1, 2019, we effected a reverse stock split of shares of our common stock at a ratio of 1-for-6.1938 pursuant to an amendment to our amended and restated certificate of incorporation approved by our board of directors and stockholders. All issued and outstanding common shares and per share amounts have been retroactively adjusted to reflect this reverse stock split for all periods presented.

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS		OPTION AWARDS (1)	NON-EQUITY PLAN COMPENSATION (2)	ALL OTHER COMPENSATION	TOTAL
Garry Menzel, President and Chief Executive Officer	2019	$491,981	$-		$7,706,831	$275,000	$8,400	$8,482,212
	2018	435,845	-		2,398,230	343,750	8,250	3,186,075
Alfonso Quintás Cardama, Chief Medical Officer	2019	421,561	-		3,335,108	165,500	8,400	3,930,569
	2018	362,484	60,000	(3)	502,273	206,938	8,250	1,139,945
Mayur (Ian) Somaiya, Chief Financial Officer	2019	368,750	-		2,372,239	144,375	10,781	2,896,145
	2018	236,979	100,000	(3)	541,596	135,352	40,091	1,054,018

(1)

The amounts reported in the “Option Awards” column reflects the aggregate grant date fair value of share-based compensation awarded during the indicated year computed in accordance with the provisions of Financial Accounting Standards Board ASC Topic 718. See Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report regarding assumptions underlying the valuation of equity awards.

(2)

Except where noted, the amounts reported reflect annual bonuses earned based upon achievement of company and individual performance metrics. Amounts reflected are paid in the year subsequent to the performance year.

(3)

Dr. Quintás Cardama received a $120,000 sign-on bonus with 50% paid upon commencement of employment in October 2017 and the other 50% paid upon the six-month anniversary of his continued employment in April 2018. Mr. Somaiya’s received $100,000 sign-on bonus with 50% paid upon commencement of employment in April 2018 and the other 50% paid upon the six-month anniversary of his continued employment in October 2018.

(4)	Other compensation consists of the following:

		401(k) Matching Contribution	Moving Reimbursement	Total
Mayur (Ian) Somaiya, Chief Financial Officer	2019	8,400	2,381	10,781
	2018	5,924	34,167	40,091

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

Annual Bonus

We have a formal performance-based bonus plan. Our employment arrangements with our named executive officers provide that the executive may be eligible to earn an annual performance bonus of up to a target percentage of the executive’s base salary, as described further below under the section entitled “––Employment Arrangements and Severance Agreements with our Named Executive Officers”. From time to time, our board of directors or compensation committee may approve additional annual bonuses for our named executive officers based on individual performance, company performance or as otherwise determined to be appropriate. We have also adopted a senior executive cash bonus plan.

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

Alfonso Quintás Cardama

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

Ian (Mayur) Somaiya

In December 2018, we entered into an employment agreement with Mr. Somaiya, effective upon the closing of the IPO, pursuant to which Mr. Somaiya is entitled to receive an annual base salary of $375,000 and an annual target bonus equal to 35% of his annual base salary based upon our board of directors’ or the compensation committee of the board of directors’ assessment of Mr. Somaiya’s performance and our performance. This employment agreement also includes a reaffirmation of Mr. Somaiya’s Employee Confidentiality and Assignment Agreement, which contains continuing obligations to us including provisions on proprietary information, assignment of inventions, non-competition and non-solicitation of customers and employees. Mr. Somaiya’s employment agreement provides that, in the event that his employment is terminated by us without “cause” or by him for “good reason,” then subject to the execution and effectiveness of a separation agreement and release, he will be entitled to receive (i) an amount equal to (x) nine months of base salary payable on our normal payroll cycle if such termination is not in connection with a “change in control” or (y) 12 months of base salary if such termination is in connection with a “change in control,” payable on our normal payroll cycle, provided that in either case, if Mr. Somaiya commences new employment, all payments shall cease; and (ii) payment of the monthly employer COBRA premium for the same level of group health coverage as in effect for Mr. Somaiya on the date of termination for up to (x) nine months if such termination is not in connection with a “change in control,” and (y) 12 months if such termination is in connection with a “change in control.” In addition, if within 12 months following a “change in control,” Mr. Somaiya’s employment is terminated by us without “cause” or he resigns for “good reason,” then subject to the execution of the separation agreement and release, all time-based stock options and other time-based stock-based awards held by Mr. Somaiya will accelerate and vest immediately.

Outstanding Equity Awards

The following table sets forth information concerning outstanding equity awards held by our named executive officers as of December 31, 2019.

	Option Awards
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Garry Menzel	116,226	52,828	(1)	$0.74	12/13/2026
	71,989	71,988	(2)	$0.74	12/7/2027
	153,366	279,671	(3)	$5.88	7/25/2028
	-	486,106	(4)	$16.11	4/10/29
	-	168,000	(5)	$16.10	12/18/2029
Alfonso Quintás Cardama	40,400	34,182	(6)	$0.74	10/9/2027
	21,178	21,168	(2)	$0.74	12/7/2027
	32,129	58,590	(3)	$5.88	7/25/2028
	-	211,302	(4)	$16.11	4/10/2029
	-	72,100	(5)	$16.10	12/18/2029
Mayur (Ian) Somaiya	44,399	62,159	(3)	$5.88	4/29/2028
	10,063	18,352	(7)	$5.88	7/25/2028
	-	152,307	(4)	$16.11	4/10/2029
	-	50,000	(5)	$16.10	12/18/2029

Option awards vest over four years, with 25% vesting on the first anniversary of the vesting commencement date, and the remainder vesting in 36 equal monthly installments thereafter, subject to continued employment with us.

(1)	Represents stock option granted on December 13, 2016.
(2)	Represents stock option granted on December 7, 2017.
(3)	Represents stock option granted on July 26, 2018.
(4)	Represents stock option granted on April 11, 2019.
(5)	Represents stock option granted on December 19, 2019.
(6)	Represents stock option granted on October 10, 2017.
(5)	Represents stock option granted on April 30, 2018.

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

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the year ended December 31, 2019. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2019. Dr. Menzel, our President and Chief Executive Officer, did not receive any compensation for his service as a member of our board of directors. Dr. Menzel’s compensation for service as an employee for year ended December 31, 2019 is presented in “Executive Compensation—Summary Compensation Table.” We reimburse members of our board of directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of directors and committee meetings.

Director Compensation Table — 2019

NAME	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)(2)	ALL OTHER COMPENSATION ($)(3)	TOTAL ($)
Ansbert Gadicke (1)	$-	$-	$-	$-
Andrew Allen	49,375	113,415	-	162,790
Patrick Baeuerle (3)	-	606,281	71,611	677,892
Mitchell Finer (1)(3)	-	-	76,899	76,899
Neil Gibson	57,500	113,415	-	170,915
Morana Jovan-Embiricos (1)(3)	-	-	51,515	51,515

(1)	Investor-appointed directors did not receive fees, as directors, or other equity compensation for their service on our board of directors.
(2)

Represents stock options granted in 2019. In accordance with SEC rules, these columns reflect the aggregate grant date fair value of the option awards granted during 2019 computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions.

(3)

Each of Drs. Baeuerle, Finer and Jovan-Embiricos provided services to us pursuant to the terms of the consulting agreements with Dr. Baeuerle, Dr. Finer and Pattern Recognition Ventures, and Globeways Holdings Limited, respectively. The cash fees presented above are related to these services for the year ended December 31, 2019. These amounts include travel reimbursement. For more information regarding these consulting arrangements, see “Certain Relationships and Related Person Transactions, and Director Independence”.

Non-Employee Director Compensation Policy

Our board of directors has adopted a non-employee director compensation policy that is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, each independent director who is not an employee or affiliated with one of our 5% holders is paid cash compensation for service on our board of directors and for service on each committee on which the director is a member. The chair of each committee receives a higher retainer for such service. These fees are payable in arrears in four equal quarterly instalments pro-rated based on the number of actual days served by the director during such calendar quarter. The fees paid to independent non-employee directors for service on our board of directors and for service on each committee of our board of directors on which the director is a member are set forth below:

	MEMBER ANNUAL FEE ($)	CHAIRMAN ADDITIONAL ANNUAL FEE ($)
Board of Directors	$35,000	$25,000
Audit Committee	7,500	7,500
Compensation Committee	5,000	5,000
Nominating and Corporate Governance Committee	4,000	3,500
Finance and Strategy Committee	—	—

In addition, each non-employee director elected or appointed to our board of directors that is not affiliated with a 5% holder of our stock will be granted an initial one-time equity award of a stock option with a grant date fair value of approximately $100,000, based on the current fair market value of the Company’s common stock, which shall vest 25% on the one-year anniversary of the date of grant, with the remainder vesting in 36 equal monthly instalments, subject to continued service through such vesting date(s). In addition, at the end of each year, each non-employee director that is not affiliated with a 5% holder will be granted an equity award of stock options with a grant date fair market value of approximately $50,0000, based on the then fair market value of the Company’s common stock, which will vest 25% on the one-year anniversary of the date of grant, with the remainder vesting in 36 equal monthly instalment subject to continued service as a director through such vesting date(s).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2019. As of December 31, 2019, we had two equity compensation plan, our 2018 Plan and our Employee Stock Purchase Plan, which were approved by our Board of Directors and our stockholders.

	Equity Compensation Plans
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	4,189,292	$10.31	805,102
Equity compensation plans not approved by stockholders	—		—
Total	4,189,292		805,102

As described in Note 13 to our consolidated financial statements, in connection with our IPO our Board of Directors and stockholders approved two new equity compensation plans, the 2018 Plan and the 2018 ESPP. The 2018 Plan and 2018 ESPP became effective on February 13, 2019.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock outstanding as of March 21, 2020 for:

•	each person, or group of affiliated persons, who is known by us to be the beneficial owner of five percent or more of our outstanding common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of March 21, 2020 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise indicated below, the address of each officer, director and five percent stockholder listed below is c/o TCR2 Therapeutics Inc., 100 Binney Street, Suite 710, Cambridge, MA 02142.

The percentage of beneficial ownership in the table below is based on 24,075,906 shares of common stock deemed to be outstanding as of March 21, 2020.

	COMMON STOCK BENEFICIALLY OWNED
	SHARES	PERCENTAGE
5% or Greater Stockholders
Entities affiliated with MPM Capital (1)	4,229,134	17.44%
UBS Oncology Impact Fund, L.P. (2)	3,370,982	14.00%
Entities affiliated with F2 Capital (3)	2,237,530	9.29%
Entities affiliated with Cathay Fortune Corporation (4)	2,137,419	8.88%
Entities affiliated with Redmile Group, LLC (5)	1,799,188	7.47%
Entities affiliated with 6 Dimensions Capital (6)	1,878,598	7.80%
ArrowMark Colorado Holdings LLC (7)	1,269,766	5.27%
Directors, Named Executive Officers and Other Executive Officers
Garry Menzel (8)	613,046	2.49%
Mayur (Ian) Somaiya (9)	109,867	*
Alfonso Quintás Cardama (10)	168,349	*
Ansbert Gadicke (11)	7,600,116	31.34%
Andrew Allen (12)	4,355	*
Patrick Baeuerle (13)	368,242	1.53%
Mitchell Finer (14)	62,307	*
Neil Gibson (15)	83,995	*
All executive officers and directors as a group (10 persons) (16)	9,092,687	36.04%

* Less than one percent.

(1)

Based solely on a Schedule 13D filed by MPM Asset Management on March 4, 2019, consists of (i) 110,859 shares of common stock held by MPM Asset Management Investors BV2014 LLC, (ii) 62,916 shares of common stock held by MPM Asset Management Investors SunStates Fund LLC, (iii) 195,902 shares of common stock and warrants to purchase 178,269 shares of common stock exercisable within 60 days of March 21, 2020, in each case held by MPM Asset Management LLC, (iv) 203,846 shares of common stock held by MPM BioVentures 2014 (B), L.P., (v) 3,056,272 shares of common stock held by MPM BioVentures 2014, L.P., and (vi) 421,070 shares of common stock held by MPM SunStates Fund, L.P. MPM BioVentures 2014 GP LLC is the general partner of MPM BioVentures 2014, L.P. and MPM BioVentures 2014 (B), L.P. MPM BioVentures 2014 LLC is the managing member of MPM BioVentures 2014 GP LLC and the manager of MPM Asset Management Investors BV2014 LLC. MPM SunStates Fund GP LLC is the general partner of MPM SunStates Fund, L.P. MPM SunStates GP Managing Member LLC is the managing member of MPM SunStates Fund GP LLC and the manager of MPM Asset Management Investors SunStates Fund LLC. MPM Asset Management LLC was retained as a manager to manage the operations of MPM BioVentures 2014, L.P., MPM BioVentures 2014 (B), L.P., MPM Asset Management Investors BV2014 LLC, MPM SunStates Fund, L.P., and MPM Asset Management SunStates Fund LLC. Dr. Ansbert Gadicke is a member of MPM BioVentures 2014 LLC, MPM SunStates GP Managing Member LLC, and MPM Capital, formerly known as MPM Asset Management LLC, and collectively with the other members of such entities makes investment decisions with respect to shares held by such entities. Each of the entities and individuals listed above expressly disclaims beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. The address of these entities and individuals is 450 Kendall Street, Cambridge, MA 02142.

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

(3)

Based solely on a Schedule 13G filed by F2 Capital I 2015 Ltd on January 29, 2020, consists of (i) 713,723 shares of common stock held by F2 Capital I 2015 Ltd., (ii) 330,238 shares of common stock held by F2 Capital I 2017 Ltd., (iii) 361,665 shares of common stock held by F2 MG Ltd., (iv) 432,319 shares of common stock held by F2-TPO Investments, LLC, (v) 161,024 shares of common stock held by F2 BBG LLC, (vi) 82,575 shares of common stock held by F2 Capital I 2019, LLC, (vii) 155,986 shares of common stock held by F2 Bioscience II 2017 Ltd., (iv) 330,238 shares of common stock held by F2 Capital I 2017 Ltd. Dr. Morana Jovan-Embiricos is a former member of our board of directors and is the founding director of Globeways Holdings Limited, which is the appointed manager of each of F2 Bioscience II 2017 Limited, F2 Capital I 2015 Limited, F2 Capital I 2017 Limited, F2 MG Limited, F2-TPO Investments, LLC, F2 BBG LLC and F2 Capital I 2019, LLC and makes investment decisions on behalf of such entities with respect to shares held by such entities. Dr. Morana Jovan-Embiricos expressly disclaims beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. The address of these entities and individuals for correspondence is 8, Rue Saint-Leger, 04-1205, Geneva, Switzerland.

(4)

Based solely on a Schedule 13D filed by China Molybdenum Co., Ltd. on February 10, 2020, consists of (i) 2,137,419 shares of common stock held by an entity affiliated with Cathay Fortune Corporation. The address of this entity is Vistra Corporate Services Centre, Wickham’s Cay II, Road Town, Tortola, VG1110, British Virgin Islands.

(5)

Based solely on a Schedule 13G filed by Redmile Group, LLC on February 14, 2020, consists of 1,799,188 shares of common stock owned by certain private investment vehicles and/or separately managed accounts managed by Redmile Group, LLC, which shares of common Stock may be deemed beneficially owned by Redmile Group, LLC as investment manager of such private investment vehicles and/or separately managed accounts. The reported securities may also be deemed beneficially owned by Jeremy C. Green as the principal of Redmile Group, LLC. Redmile Group, LLC and Mr. Green each disclaim beneficial ownership of these shares, except to the extent of its or his pecuniary interest in such shares, if any. The address of these entities and individuals is One Letterman Drive, Building D, Suite D3-300, The Presidio of San Francisco, San Francisco, California 94129

(6)

Consists of (i) 94,190 shares of common stock held by 6 Dimensions Affiliates Fund, L.P. and (ii) 1,784,408 shares of common stock held by 6 Dimensions Capital, L.P. The general partner of 6 Dimensions Affiliates Fund, L.P. and 6 Dimensions Capital, L.P. is 6 Dimensions Capital GP, LLC. Each of the entities and individuals listed above expressly disclaims beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. The address of these entities and individuals is P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands, KY 1-1104.

(7)

Based solely on a Schedule 13G filed by ArrowMark Colorado Holdings LLC, consists of 1,269,766 shares of common stock owned by ArrowMark Colorado Holdings LLC. The address of this entities is 100 Fillmore Street, Suite 325, Denver, Colorado 80206.

(8)

Consists of (i) 2,267 shares of common stock, (ii) options to purchase 526,252 shares of common stock exercisable within 60 days of March 21, 2020 and (ii) 84,527 shares of common stock held by Dr. Garry Menzel, as Trustee of the Garry E. Menzel and Mary E. Henshall Family Trust, under instrument of trust dated July 29, 2010. Dr. Menzel is the trustee of the Garry E. Menzel and Mary E. Henshall Family Trust and may be deemed to beneficially own these securities.

(9)	Consists of (i) 3,139 shares of common stock and (ii) options to purchase 106,728 shares of common stock exercisable within 60 days of March 21, 2020.
(10)	Consists of (i) 1,925 shares of common stock and (ii) options to purchase 166,424 shares of common stock exercisable within 60 days of March 21, 2020.
(11)	See notes (1) and (3) above.
(12)	Consists of options to purchase 4,355 shares of common stock exercisable within 60 days of March 21, 2020.
(13)

Consists of options to purchase 17,456 shares of common stock exercisable within 60 days of March 21, 2020 and (ii) 350,786 shares of common stock held by APAK Solutions GmbH, of which 52,369 shares will remain unvested within 60 days of March 21, 2020 and subject to a right of repurchase in our favor upon APAK Solutions GmbH’s and/or Dr. Patrick Baeuerle’s cessation of service prior to vesting. Dr. Baeuerle is a managing director of APAK Solutions GmbH and shares voting and investment power with respect to these shares. Each of the entities and individuals listed above expressly disclaims beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. The address of these entities and individuals is c/o MPM Capital, 450 Kendall Street, Cambridge, MA 02142.

(14)

Consists of (i) 36,731 shares of common stock held by Dr. Mitchell Finer and (ii) options to purchase 6,514 shares of common stock exercisable within 60 days of March 21, 2020 and warrants to purchase 19,062 shares of common stock exercisable within 60 days of March 21, 2020, in each case held by Pattern Recognition Ventures. Dr. Finer is a managing member of Pattern Recognition Ventures and shares voting and investment power with respect to these shares. Each of the entities and individuals listed above expressly disclaims beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. The address of these entities and individuals is 450 Kendall Street, Cambridge, MA 02142.

(15)	Consists of (i) options to purchase 4,355 shares of common stock held by Dr. Neil Gibson exercisable within 60 days of March 21, 2020.
(16)

Consists of (i) 7,940,072 shares common stock, (ii) options to purchase 955,284 shares of common stock exercisable within 60 days of March 21, 2020 and (iii) warrants to purchase 197,331 shares of common stock exercisable within 60 days of March 21, 2020, held by ten executive officers and directors, and entities affiliated with such executive officers and directors, as described in notes (8) through (15) above.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions or series of transactions since January 1, 2018 through the year ended December 31, 2019, to which we were or will be a party, in which:

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

All amounts in thousands unless otherwise noted

On October 1, 2015, we entered into a consulting agreement with Dr. Patrick Baeuerle. Pursuant to the consulting agreement, Dr. Baeuerle agreed to perform such consulting, advisory and related services to and for us as may be reasonably requested. In exchange, we agreed to pay Dr. Baeuerle a consulting fee of €15 per month. On November 1, 2016, we amended the consulting agreement to revise Dr. Baeuerle’s consulting fee to be €3 per month. Dr. Baeuerle is also eligible for an annual bonus equal to 33% of the annual fees paid under the consulting agreement, subject to the discretion of our Board of Directors based on Dr. Baeuerle’s performance and our performance. The term of the agreement is one year, and automatically extends for additional one-year periods unless terminated. During the years ended December 31, 2019 and 2018, we incurred fees and travel related expenses to Dr. Baeuerle in the amount of $72 and $76, respectively, under the consulting agreement. Dr. Baeuerle is a member of our Board of Directors and is a managing director at MPM Capital, the beneficial owner of more than 5% of our voting securities.

On March 2, 2016, we entered into a consulting agreement with Dr. Mitchell Finer, which was amended and restated on May 9, 2017 to, among other things, add Pattern Recognition Ventures as a party. Pursuant to the amended and restated consulting agreement, Pattern Recognition Ventures agreed to perform scientific consulting, advisory and related services to and for us as may be reasonably requested, including making Dr. Finer available to serve as Chairman of our Scientific Advisory Board. Pursuant to the amended and restated consulting agreement, we agreed (i) to pay Pattern Recognition Ventures a consulting fee of $19 per quarter for services provided under the agreement. During the years ended December 31, 2019 and 2018, we incurred fees and travel-related expenses to Pattern Recognition Ventures in the amount of $77 and $76, respectively. Dr. Finer has a financial interest in Pattern Recognition Ventures and is its managing member. Dr. Finer is also a member of our Board of Directors and is an executive partner at MPM Capital, the beneficial owner of more than 5% of our voting securities.

On October 1, 2017, we entered into a consulting agreement with Globeways Holdings Limited. Dr. Morana Jovan-Embiricos has financial interests in Globeways Holdings Limited and is its founding director. During the years ended December 31, 2019 and 2018, pursuant to the consulting agreement, Globeways Holdings Limited provided consulting, advisory and related services in exchange for consulting fees of $52 and $127, respectively. Dr. Jovan was a member of our Board of Directors until May 2019 and Globeways Holdings Limited is the appointed manager of certain affiliates of F2 Capital that collectively beneficially own more than 5% of our voting securities. The consulting agreement with Globeways Holdings Limited was terminated in connection with Dr.  Jovan-Embiricos resignation from our Board of Directors.

Series B Preferred Stock Financing

In February 2018, with subsequent closings in March 2018 and April 2018, we sold an aggregate of 62,500,000 shares of our Series B preferred stock at a purchase price of $2.00 per share for an aggregate amount of $125.0 million. The following table summarizes purchases of our Series B preferred stock by related persons:

	SHARES OF SERIES B PREFERRED STOCK	TOTAL PURCHASE PRICE
Entities affiliated with MPM Capital (1)	2,000,000	$4,000,000
Entities affiliated with F2 Capital (2)	7,990,500	$15,981,000
UBS Oncology Impact Fund L. (3)	1,750,000	$3,500,000
Entities affiliated with 6 Dimensions Capital (4)	10,000,000	$20,000,000
Entities affiliated with Curative Ventures (5)	4,375,000	$8,750,000
Entities affiliated with Redmile Group (6)	807,256	$1,614,512
Entities affiliated with ArrowMark (7)	605,439	$1,210,878

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
(6)

Represents 279,379 shares of Series B preferred stock purchased by Redmile Biopharma Investments I, L.P., 107,356 shares of Series B preferred stock purchased by Redmile Capital Fund, L.P., 21,079 shares of Series B preferred stock purchased by Redmile Capital Offshore Fund, Ltd., 36,176 shares of Series B preferred stock purchased by Redmile Capital Offshore Fund II, Ltd., and 363,266 shares of Series B preferred stock purchased by RAF, L.P. Entities affiliated with Redmile Group collectively hold more than 5% of our voting securities.

(7)

Represents 80,725 shares of Series B preferred stock purchased by ArrowMark Fundamental Opportunity Fund, L.P., 347,524 shares of Series B preferred stock purchased by Meridian Small Cap Growth Fund, 80,725 shares of Series B preferred stock purchased by Iron Horse Investments LLC, 80,725 shares of Series B preferred stock purchased by THB Iron Rose LLC, 2,825 shares of Series B preferred stock purchased by THB Iron Rose LLC, Life Sciences Portfolio, 2,018 shares of Series B preferred stock purchased by CF Ascent LLC, 8,072 shares of Series B preferred stock purchased by Lookfar Investments LLC, and 2,825 shares of Series B preferred stock purchased by Tony Yao. Entities affiliated with ArrowMark, including ArrowMark Colorado Holdings, LLC collectively hold more than 5% of our voting securities

Participation in our Initial Public Offering

Certain of our directors, executive officers and our 5% stockholders purchased shares of our common stock in our IPO at the initial public offering price. The following table sets forth the number of shares of our common stock purchased by directors, executive officers and 5% stockholders and their affiliates and the aggregate purchase price paid for such shares.

	Shares of Common Stock Purchased	Aggregate Cash Purchase Price
Entities affiliated with MPM Capital	1,373,333	$20,599,995
Entities affiliated with Redmile Group	1,000,000	$15,000,000
Entities affiliated with F2 Capital	666,667	$10,000,005
UBS Oncology Impact Fund L.P.	666,667	$10,000,005
ArrowMark Colorado Holdings, LLC	446,667	$6,700,005
Entities affiliated with 6 Dimensions Capital	333,333	$4,999,995
Entities affiliated with Cathay Fortune Corporation	200,000	$3,000,000

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

In March 2020, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that all members of our board of directors, except Garry Menzel and Patrick Baeuerle, are independent directors, including for purposes of Nasdaq and SEC rules. In making that determination, our board of directors considered the relationships that each director has with us and all other facts and circumstances the board of directors deemed relevant in determining independence, including the potential deemed beneficial ownership of our capital stock by each director, including non-employee directors that are affiliated with certain of our major stockholders. There are no family relationships among any of our directors or executive officers.

Audit Committee

As of March 26, 2020, our audit committee consists of Andrew Allen and Neil Gibson and is chaired by Andrew Allen. Dr. Mitchell Finer resigned from our audit committee on March 26, 2020, and as a result our audit committee has two members and one vacancy. The functions of the audit committee include:

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

All members of our audit committee will meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules. Our board of directors has determined that Andrew Allen and Neil Gibson are “independent” for audit committee purposes as that term is defined in the rules of the SEC and the current listing standards of Nasdaq. The transition rules of the SEC require (1) one independent member at the time of listing, (2) a majority of independent members within 90 days of listing and (3) all independent members within one year of listing. There is not an “audit committee financial expert” (within the meaning of applicable SEC regulations) currently serving on our audit committee. Our board of directors does not believe that any of our current directors have the qualifications or experience to be considered an audit committee financial expert. However, the members of our board of directors individually and collectively have vast educational and business financial experience and training. Additionally, both our independent registered public accounting firm and management will periodically meet privately with our audit committee. At this time, no qualified candidates to serve on our audit committee as an “audit committee financial expert” have been identified, and there can be no assurance that we can attract and retain an independent director to act as our qualified financial expert.

On March 26, 2020, Dr. Finer resigned from the audit committee. As a result, our audit committee is no longer compliant with the Nasdaq Stock Market Rule 5605(c)(2)(A), which requires each listed company to maintain an audit committee composed of at least three members who meet certain eligibility criteria. We notified The Nasdaq Stock Market, Inc. (“Nasdaq”) of Dr. Finer’s resignation from the audit committee on March 26, 2020. On March 27, 2020, Nasdaq notified us that the resignation of Dr. Finer has caused the Company to no longer be compliant with Nasdaq’s audit committee requirements as set forth in Listing Rule 5606. Under Nasdaq rules, we have a cure period which extends to the earlier of (i) our next annual general meeting of stockholders or (ii) March 26, 2021 to regain compliance, provided, however, if our next annual general meeting of stockholders is held no later than September 22, 2020, then we must regain compliance by September 22, 2020. We intend to appoint an additional independent director to the audit committee prior to the end of the cure period.

The audit committee held four meetings during 2019. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the audit committee charter is available on our website at investors.tcr2.com/corporate-governance/governance-overview. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Compensation Committee

As of March 21, 2020, our compensation committee consists of Ansbert Gadicke, Andrew Allen and Neil Gibson, and is chaired by Neil Gibson. The functions of the compensation committee include:

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

Each member of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code).

The compensation committee held three meetings during 2019. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the compensation committee charter is available on our website at investors.tcr2.com/corporate-governance/governance-overview. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Nominating and Corporate Governance Committee

As of March 21, 2020, our nominating and corporate governance committee consists of Ansbert Gadicke, Mitchell Finer and Neil Gibson and is chaired by Ansbert Gadicke. The functions of the nominating and corporate governance committee include:

•	developing and recommending to the board of directors’ criteria for board and committee membership;
•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
•	reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
•	identifying individuals qualified to become members of the board of directors;
•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
•	developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines; and
•	overseeing the evaluation of our board of directors and management.

The nominating and corporate committee held two meetings during 2019. The nominating and corporate committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the nominating and corporate committee charter is available on our website at investors.tcr2.com/corporate-governance/governance-overview. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Finance and Strategy Committee

Our finance and strategy committee consists of Ansbert Gadicke and Andrew Allen and is chaired by Ansbert Gadicke. The purpose of the finance and strategy committee is to consider and make recommendations to our board of directors regarding issues impacting our financial structure and strategic direction, including, but not limited to, our capital structure, business development activities and financing strategy, as well as the overall scope and focus of our business and operations. The finance and strategy committee held one meeting during 2019.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee has selected KPMG LLP as our independent registered public accounting firm for the years ended December 31, 2019 and 2018. In addition to retaining KPMG LLP to audit our consolidated financial statements for years ended December 31, 2019 and 2018, we may engage the firm from time to time during the year to perform other services.

The following table sets forth the aggregate fees billed by KPMG LLP in connection with services rendered during the last two fiscal years.

	For the Year Ended
	2019	2018
Audit fees	$403,000	$1,007,500
Audit-related fees	—	—
Tax fees	20,000	—
Other fees	1,780	1,780
	$424,780	$1,009,280

Audit Fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in quarterly reports, services rendered in connection with the Company's initial public offering and other SEC registration statements, and services that are normally provided by KPMG LLP, such as comfort letters, in connection with statutory and regulatory filings or engagements.

Tax Fees consist of fees for professional services rendered for tax compliance and tax advice.

All Other Fees consist of accounting research software license fees.

In fiscal 2019 and 2018, no services other than those discussed above were provided by KPMG LLP.

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

The Audit Committee annually evaluates the qualifications, performance and independence of the Company’s independent registered public accounting firm. It selected KPMG as the Company’s independent registered public accounting firm for 2019. This selection was subsequently approved by the Board. The Audit Committee has reviewed and discussed with management and with KPMG the Company’s audited consolidated financial statements for the year ended December 31, 2019. In addition, the Audit Committee has discussed with KPMG the matters that independent registered public accounting firms must communicate to audit committees under applicable PCAOB standards.

The Audit Committee has also discussed and confirmed with KPMG its independence from the Company and received all written disclosures and correspondence required by the PCAOB Ethics and Independence requirement s. The Audit Committee has evaluated and concluded the non-audit services provided by KPMG to the Company do not impair KPMG’s independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board that the audited consolidated financial statements for the year ended December 31, 2019 and the related footnotes be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
3.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX
Number	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38811	3.1	2/25/2019
3.2	Amended and Restated By-laws of the Registrant	8-K	001-38811	3.2	2/25/2019
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated February 28, 2018	S-1	333-229066	4.1	12/28/2018
4.2	Form of Specimen Common Stock Certificate	S-1	333-229066	4.2	2/1/2019
4.3	Form of Common Stock Warrant	S-1	333-229066	4.3	12/28/2018
4.4	Description of Registrant’s Securities					X
10.1#	2015 Stock Option and Grant Plan and forms of award agreements thereunder	S-1	333-229066	10.1	12/28/2018
10.2#	2018 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1	333-229066	10.2	2/1/2019
10.3#	Senior Executive Cash Incentive Bonus Plan	S-1	333-229066	10.3	12/28/2018
10.4#	2018 Employee Stock Purchase Plan	S-1	333-229066	10.4	2/1/2019
10.5#	Form of Director Indemnification Agreement	S-1	333-229066	10.5	12/28/2018
10.6#	Form of Officer Indemnification Agreement	S-1	333-229066	10.6	12/28/2018
10.7	Lease Agreement, dated as of June 30, 2017, by and between ARE-MA Region No. 45, LLC and the Registrant	S-1	333-229066	10.7	12/28/2018
10.8#	Form of Amended and Restated Employment Agreement	S-1	333-229066	10.8	12/28/2018
10.9†	License Agreement, dated as of June 21, 2017, by and between Harpoon Therapeutics, Inc. and the Registrant	S-1	333-229066	10.9	12/28/2018
10.10#	Consulting Agreement, dated as of October 1, 2015, by and between the Registrant and Patrick Baeuerle, as amended	S-1	333-229066	10.10	12/28/2018
10.11#	Amended and Restated Consulting Agreement, dated as of May 9, 2017, by and between the Registrant, Mitchell Finer and Pattern Recognition Ventures	S-1	333-229066	10.11	12/28/2018
10.12#	Consulting Agreement, dated as of October 1, 2017, by and between the Registrant and Globeways Holdings Limited	S-1	333-229066	10.12	12/28/2018
10.13	Royalty Transfer Agreement, dated as of May 26, 2016, by and among the Registrant, MPM Oncology Charitable Foundation, Inc. and the UBS Optimus Foundation	S-1	333-229066	10.13	12/28/2018
10.14	Letter Agreement, dated as of May 26, 2016, by and among the Registrant, MPM Oncology Charitable Foundation, the UBS Optimus Foundation and UBS Oncology Impact Fund L.P.	S-1	333-229066	10.14	12/28/2018
10.15†	Collaboration Agreement, dated as of December 18, 2018, by and between the Registrant and Cell Therapy Catapult Limited	S-1	333-229066	10.15	12/28/2018
10.16#	Amendment #1 to 2018 Stock Option and Incentive Plan	10-Q	001-38811	10.1	5/13/2019
21.1	Subsidiaries of the Registrant	S-1	333-229066	21.1	2/1/2019
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X
32.1+	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Indicates a management contract or any compensatory plan, contract or arrangement
†	Confidential treatment has been granted as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
+

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCR[2] THERAPEUTICS INC.

March 30, 2020	By:	/s/ Garry E. Menzel
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

Signature	Title	Date
/s/ Garry E. Menzel
Garry E. Menzel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2020
/s/ Mayur (Ian) Somaiya
Mayur (Ian) Somaiya	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2020
/s/ Ansbert Gadicke
Ansbert Gadicke	Director	March 30, 2020
/s/ Andrew Allen
Andrew Allen	Director	March 30, 2020
/s/ Patrick Baeuerle
Patrick Baeuerle	Director	March 30, 2020
/s/ Mitchell Finer
Mitchell Finer	Director	March 30, 2020
/s/ Neil Gibson
Neil Gibson	Director	March 30, 2020