Form 10-Q
period 2020-03-31
TCR2 THERAPEUTICS INC.
filed 2020-05-14
CIK 1750019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, there were 24,075,917 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including, without limitation, risks, uncertainties and assumptions regarding the impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

Part I

Item 1. Financial Statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$31,093	$65,296
Investments	95,023	92,828
Prepaid expenses and other current assets	6,841	5,061
Total current assets	132,957	163,185

Property and equipment, net	5,220	4,926
Investments, non-current	14,540	-
Restricted cash	417	417
Deferred offering costs	170	-
Total assets	$153,304	$168,528

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Accounts payable	$3,179	$2,483
Accrued expenses and other current liabilities	2,950	5,050
Total current liabilities	6,129	7,533

Other liabilities	583	546
Total liabilities	6,712	8,079

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value. 10,000,000 shares, no shares issued or outstanding at March 31, 2020 and December 31, 2019, respectively.	-	-
Common stock, $0.0001 par value; 150,000,000 authorized; 24,075,906 and 24,050,936 shares issued; 24,056,469 and 23,981,109 shares outstanding at March 31, 2020 and December 31, 2019, respectively.	2	2
Additional paid-in capital	345,149	342,896
Accumulated other comprehensive income (loss)	(462)	142
Accumulated deficit	(198,097)	(182,591)
Total stockholders’ equity (deficit)	146,592	160,449
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$153,304	$168,528

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2020	2019
Operating expenses
Research and development	$11,955	$7,889
General and administrative	4,271	2,886
Total operating expenses	16,226	10,775
Loss from operations	(16,226)	(10,775)

Interest income, net	747	872
Loss before income taxes	(15,479)	(9,903)

Income taxes	27	-
Net loss	(15,506)	(9,903)

Accretion of redeemable convertible preferred stock to redemption value	-	(49,900)
Net loss attributable to common stockholders	$(15,506)	$(59,803)

Per share information
Net loss per share of common stock, basic and diluted	$(0.65)	$(4.85)

Weighted average shares outstanding, basic and diluted	24,011,843	12,328,805

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(15,506)	$(9,903)
Unrealized gain (loss) on investments, net	(604)	107
Comprehensive loss	$(16,110)	$(9,796)

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

			Additional		Accumulated Other	Total Stockholders'
	Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2019	23,981,109	$2	$342,896	$(182,591)	$142	$160,449
Reclassification of shares issued and previously subject to repurchase	17,456	-	13	-	-	13
Exercise of stock options	57,904	-	185	-	-	185
Stock-based compensation expense	-	-	2,055	-	-	2,055
Unrealized gain on investments	-	-	-	-	(604)	(604)
Net loss	-	-	-	(15,506)	-	(15,506)
Balance at March 31, 2020	24,056,469	$2	$345,149	$(198,097)	$(462)	$146,592

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock						Additional		Accumulated Other	Total Stockholders'
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2018	44,500,001	$72,980	62,500,000	$136,250	726,990	$-	$-	$(85,590)	$(106)	$(85,696)
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	39,779	-	13	-	-	13
Exercise of stock options	-	-	-	-	124	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	1,141	-	-	1,141
Unrealized gain on investments	-	-	-	-	-	-	-	-	107	107
Accretion of redeemable preferred stock to redemption value	-	34,789	-	15,111	-	-	(498)	(49,402)	-	(49,900)
Conversion of shares upon IPO	(44,500,001)	(107,769)	(62,500,000)	(151,361)	17,275,299	2	259,128	-	-	259,130
Initial public offering, net of issuance costs	-	-	-	-	5,750,000	-	77,155	-	-	77,155
Net loss	-	-	-	-	-	-	-	(9,903)	-	(9,903)
Balance at March 31, 2019	-	$-	-	$-	23,792,192	$2	$336,939	$(144,895)	$1	$192,047

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three months Ended March 31,
	2020	2019
Operating activities
Net loss	$(15,506)	$(9,903)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	306	135
Stock-based compensation expense	2,055	1,141
Accretion on investments	(164)	(131)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,589)	(1,364)
Accounts payable	603	(401)
Accrued expenses and other liabilities	(2,115)	(310)
Cash used in operating activities	(16,410)	(10,833)

Investing activities
Purchases of equipment	(504)	(188)
Purchase of investments	(47,956)	(86,626)
Proceeds from sale or maturity of investments	30,617	16,819
Cash used in investing activities	(17,843)	(69,995)

Financing activities
Proceeds from initial public offering, net of issuance costs	-	80,213
Proceeds from the exercise of stock options	185	-
Deferred offering costs	(135)	(654)
Cash provided by financing activities	50	79,559

Net change in cash, cash equivalents, and restricted cash	(34,203)	(1,269)
Cash, cash equivalents, and restricted cash at beginning of year	65,713	47,964
Cash, cash equivalents, and restricted cash at end of period	$31,510	$46,695

Supplemental disclosure of noncash financing activities
Conversion of redeemable convertible preferred stock to common stock	$-	$259,130
Accretion of redeemable convertible preferred stock to redemption value	-	49,900
Deferred offering costs included in accounts payable	35	392
Property and equipment additions in accounts payable	93	245

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

Shelf Registration Statement

On March 6, 2020, we filed a shelf registration statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on April 28, 2020. As of March 31, 2020, no sales have been made pursuant to the ATM Program.

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

The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of March 31, 2020 of $140,656 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these unaudited consolidated financial statements.

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2020 for the year ended December 31, 2019 (the 2019 Form 10-K). In the opinion of the Company's management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

As of March 31, 2020, the Company has manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in the party’s ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Fair value of financial instruments

At March 31, 2020 and December 31, 2019, the Company’s financial instruments consist of money market funds, commercial paper, asset-backed securities, agency and corporate bonds and are included in investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2020 and December 31, 2019, cash equivalents consisted of U.S treasuries, corporate bonds, and government-backed money market funds.

Investments

As of March 31, 2020, all investments were classified as available-for-sale and were carried at their estimated fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) until realized. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments in debt securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in earnings. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

Research and development expenses

Research and development costs are expensed as incurred and consist primarily of funds paid for employee wages and funds paid to third parties for the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, and regulatory compliance costs. At the end of the reporting period, the Company compares payments made to third party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs.

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

The following potentially dilutive securities, on an as converted basis have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2020 and 2019, as they would be antidilutive:

	As of March 31,
	2020	2019
Stock options outstanding	4,149,748	2,072,650
Common stock warrants	203,676	203,676
Employee stock purchase plan	2,980	-
Unvested shares of restricted stock	-	25,639
Total	4,356,404	2,301,965

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

Reconciliation of cash, cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets to the total of the same such amounts shown in the unaudited consolidated statements of cash flows for the three months ended March 31, 2020 and 2019.

	As of March 31,
	2020	2019
Cash and cash equivalents	$31,093	$46,405
Restricted cash	417	290
Cash, cash equivalents, and restricted cash shown in the statements of cash flows	$31,510	$46,695

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

4. Investments and Fair Value Measurements

As of March 31, 2020, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Current Marketable Securities	Non-Current Marketable Securities
Corporate bonds	$110,025	$13	$(475)	$109,563	$95,023	$14,540

As of December 31, 2019, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments	Non-Current Marketable Securities
Corporate bonds	$92,686	$145	$(3)	$92,828	$92,828	$-

The amortized cost and estimated fair value of marketable securities, by contractual maturity:

	March 31, 2020
	Amortized Cost	Fair Value
Due within one year or less	$95,448	$95,023
Due after one year through five years	14,577	14,540
	$110,025	$109,563

	December 31, 2019
	Amortized Cost	Fair Value
Due within one year or less	$92,686	$92,828

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

Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly

Level 3—Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

As of March 31, 2020, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$27,833	$27,833	$27,833	$-	$-
Corporate bonds	110,025	109,563	-	109,563	-
Total	$137,858	$137,396	$27,833	$109,563	$-

As of December 31, 2019, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$61,237	$61,237	$61,237	$-	$-
Corporate bonds	92,686	92,828	-	92,828	-
Total	$153,923	$154,065	$61,237	$92,828	$-
(1)

Includes cash sweep accounts, U.S. Treasury money market mutual fund, bank certificates of deposit, U.S. Treasury bills and corporate bonds that have a maturity of three months or less from the original acquisition date.

5. Property and Equipment

Property and equipment, net, consisted of:

	As of
	March 31, 2020	December 31, 2019
Laboratory equipment	$6,243	$5,717
Computer hardware and equipment	105	105
Furniture and fixtures	432	396
Leasehold improvements	320	312
Construction in process	213	203
	7,313	6,733
Less: accumulated depreciation	(2,093)	(1,807)
	$5,220	$4,926

Depreciation expense was $306 and $135 for the three months ended March 31, 2020 and 2019, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	March 31, 2019	December 31, 2019
Employee compensation and related benefits	$1,081	$2,816
Professional fees	456	300
Contract manufacturing organization fees	129	500
Contract research organization fees	822	182
University partnerships	165	448
Property received not yet invoiced	144	260
Other	153	544
	$2,950	$5,050

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

In December 2018, the Company signed a collaboration agreement (the Collaboration Agreement) with Cell Therapy Catapult Limited (Catapult) to establish the Company's manufacturing process in Catapult’s GMP manufacturing facility in the United Kingdom. The initial term of the Collaboration Agreement is three years which began March 1, 2019. The Company can terminate the Collaboration Agreement earlier with 12 months’ notice and continued payment for contributions during the 12-month termination period.

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

The following table presents future minimum rent payments under non-cancellable operating leases with initial terms in excess of one year at March 31, 2020:

As of
March 31, 2020
2020	$2,550
2021	3,076
2022	2,547
2023	2,559
2024	2,489
Thereafter	1,054
Total minimum payments required	$14,275

Rent expense was $875 and $631 for the three months ended March 31, 2020 and 2019, respectively.

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock (see Note 8), certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in the statements of operations. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and at March 31, 2020 and December 31, 2019. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation for three months ended March 31, 2020 and 2019 nor has the Company accrued any liability as of March 31, 2020 or December 31, 2019.

8. Common Stock and Redeemable Convertible Preferred Stock

Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to the rights of holders of redeemable convertible preferred stock, common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends had been declared through March 31, 2020.

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

Dividends

Prior to the IPO, the holders of shares of Series A preferred stock were entitled to receive cumulative dividends of 6% from the date of issuance. Accumulated dividends were payable only when and if declared by the Board of Directors, in preference to dividends paid to holders of common stock. The dividend preference for Series A preferred stock is $0.06 per share, as adjusted for recapitalizations. No dividends have been declared through March 31, 2020.

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

Dividends

Prior to the IPO, the holders of shares of Series B preferred stock were entitled to receive cumulative dividends of 6% from the date of issuance. Accumulated dividends were payable only when and if declared by the Board of Directors, in preference to dividends paid to holders of Series B preferred stock and common stock. The dividend preference for Series B preferred stock was $0.12 per share, as adjusted for recapitalizations. No dividends were declared through March 31, 2020.

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

9. Stock-based Compensation

In February 2019, the Company’s Board of Directors and stockholders approved the 2018 Stock Option and Incentive Plan (the 2018 Plan), which replaced the 2015 Stock Option and Grant Plan (the 2015 Plan). The shares under the 2015 Plan which were not issued, were rolled into the 2018 Plan. The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, directors and other key persons (including consultants) are eligible to receive awards under the 2018 Plan. The maximum number of authorized shares to be issued under the 2018 Plan is 6,009,631 shares of common stock. The number of shares of common stock reserved for issuance under the 2018 Plan shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Company's Board of Directors. The amount, terms of grants, and exercisability provisions are determined and set by the Compensation Committee of the Company’s Board of Directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors.

As of March 31, 2020, there were 1,867,900 shares of common stock available for future issuance under the 2018 Plan. Generally, options and restricted stock awards vest over a four-year period.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Research and development	$812	$298
General and administrative	1,243	843
	$2,055	$1,141

Stock options

During the three months ended March 31, 2019, there were no grants of stock options, 45,438 options forfeited, and 124 options exercised, respectively.

The following table summarizes the activity related to stock option grants to employees and non-employees for the three months ended March 31, 2020:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)
Balance at December 31, 2019	4,189,292	$10.31	8.9
Granted	42,180
Exercised	(44,428)
Forfeited	(45,313)
Balance at March 31, 2020	4,141,731	$10.39	8.7

Exercisable at March 31, 2020	1,315,355
Vested and expected to vest at March 31, 2020	4,141,731

As of March 31, 2020, there was $21,474 in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 2.9 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options for the three months ended March 31, 2020 and 2019 was determined using the methods and assumptions discussed below:

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
▪

Subsequent to the IPO, the Company is traded on the Nasdaq Select Market. Fair value is determined by the stock price quoted on Nasdaq. Prior to the IPO, the Company considered numerous objective and subjective factors in estimating the fair value of its common stock, including the estimated fair value of the Company’s Series A and Series B preferred stock.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

The grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

For the Three Months Ended March 31,
2020
Risk free interest rate	0.7%
Expected term (in years)	6.1
Expected volatility	71.5%
Annual dividend yield	0%
Fair value of common stock	$5.92

Warrants

As of March 31, 2020 and 2019, there were 203,676 warrants outstanding. During the three months ended March 31, 2020 and 2019, the Company granted no warrants and there were no forfeitures.

As of March 31, 2020, there was $474 in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 0.8 years.

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

During the three months ended March 31, 2020 and 2019, there were 13,476 shares and no shares issued under the 2018 ESPP, respectively.

10. Related party transactions

Consulting arrangements

On October 1, 2015, the Company entered into a consulting agreement with Dr. Patrick Baeuerle. Pursuant to the consulting agreement, Dr. Baeuerle agreed to perform such consulting, advisory and related services to and for the Company as may be reasonably requested. In exchange, the Company agreed to pay Dr. Baeuerle a consulting fee of €15 per month. On November 1, 2016, the Company amended the consulting agreement to revise Dr. Baeuerle’s consulting fee to be €3 per month. Dr. Baeuerle is also eligible for an annual bonus equal to 33% of the annual fees paid under the consulting agreement, subject to the discretion of the Company's Board of Directors based on Dr. Baeuerle’s performance and the Company's performance. The term of the agreement is one year, and automatically extends for additional one-year periods unless terminated. During the three months ended March 31, 2020 and 2019, the Company incurred fees and travel related expenses to Dr. Baeuerle in the amount of $18 for each period, under the consulting agreement. Dr. Baeuerle is a member of the Company's Board of Directors and is a managing director at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities.

On March 2, 2016, the Company entered into a consulting agreement with Dr. Mitchell Finer (the Original Finer Agreement), which was amended and restated on May 9, 2017 to, among other things, add Pattern Recognition Ventures as a party. Pursuant to the amended and restated consulting agreement, Pattern Recognition Ventures agreed to perform scientific consulting, advisory and related services to and for the Company as may be reasonably requested, including making Dr. Finer available to serve as Chairman of the Company's Scientific Advisory Board. Pursuant to the amended and restated consulting agreement,

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

the Company agreed (i) to pay Pattern Recognition Ventures a consulting fee of $19 per quarter for services provided under the agreement, commencing on July 1, 2017. During the three months ended March 31, 2020 and 2019, the Company incurred fees and travel-related expenses to Pattern Recognition Ventures in the amount of $19 for each period. Dr. Finer has a financial interest in Pattern Recognition Ventures and is its managing member. Dr. Finer is also a member of the Company's Board of Directors and is an executive partner at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities.

On October 1, 2017, the Company entered into a consulting agreement with Globeways Holdings Limited. Dr. Morana Jovan-Embiricos has financial interests in Globeways Holdings Limited and is its founding director. Pursuant to the consulting agreement, Globeways Holdings Limited provided consulting, advisory and related services in exchange for consulting fees of $100 per year. During the three months ended March 31, 2019, the Company incurred fees and travel-related expenses to Globeways Holdings Limited in the amount of $30. Dr. Jovan was a member of the Company's Board of Directors until her resignation on May 13, 2019. Dr. Jovan is the founding director of Globeways Holdings Limited. Globeways Holdings Limited is the appointed manager of certain affiliates of F2 Capital that collectively beneficially own more than 5% of the Company's voting securities. The consulting agreement with Globeways Holdings Limited was terminated in connection with Dr. Jovan-Embiricos's resignation from the Company's Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report’) filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report and this Quarterly Report.

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

Since our inception in May 2015, we have focused significant efforts and financial resources on developing our TRuC platform, establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of our preferred and common stock. Through March 31, 2020, we have received gross proceeds of $256.3 million from the sale of our preferred and common stock.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2020, we had an accumulated deficit of $198.1 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. As of May 2020, COVID-19 has spread to Europe, the United States and many other countries, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the United States, including the Commonwealth of Massachusetts where a majority of our operations are located, Europe and Asia have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19 in our communities while balancing our commitment to treat cancer patients. We have requested that our employees work from home if they are able to perform their duties remotely and limited the number of on-site employees to allow for proper social distancing in our offices and laboratories. For those employees on-site, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have also maintained efficient communication with our partners and clinical sites as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. COVID-19 has significantly impacted the global healthcare system, including the conduct of clinical trials as medical institutions prioritize the treatment of those afflicted with COVID-19. We continue to closely monitor the adverse impact of the COVID-19 pandemic on our operations and ongoing clinical and preclinical development.

The effect of the COVID-19 pandemic on our development timelines for TC-210 and TC-110, and its effect on our ability to manufacture for our clinical trials in the UK is uncertain. We believe that we have been able, as of the date of this Quarterly Report, to mitigate some of the impact from the COVID-19 pandemic on our ongoing clinical programs, however, we have been affected.  As of the date of this Quarterly Report, we have been able to provide the following program updates, all of which may continue to be impacted by the COVID-19 pandemic:

•	we expect to provide an interim update of the Phase 1 portion of the TC-210 Phase 1/2 clinical trial in mid-2020;
•	we expect to provide an interim update of the Phase 1 portion of the TC-110 Phase 1/2 clinical trial in the second half of 2020; and
•	we expect to manufacture and supply TRuC-T cells for our clinical trials at our UK facility in the second half of 2020.

The future impact of the COVID-19 pandemic on our industry, the healthcare system, clinical trials and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services associated with operating as a public company.

Interest Income, net

Interest income, net consists of interest earned on our cash equivalents and investment balances, net of investment charges.

Three Month Consolidated Statements of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019	Change
Operating expenses
Research and development	$11,955	$7,889	$4,066
General and administrative	4,271	2,886	1,385
Total operating expenses	16,226	10,775	5,451
Loss from operations	(16,226)	(10,775)	(5,451)

Interest income, net	747	872	(125)
Loss before income taxes	$(15,479)	$(9,903)	$(5,576)

Research and Development Expenses

Research and development expenses were $12.0 million for the three months ended March 31, 2020 compared to $7.9 million for the three months ended March 31, 2019. The following table summarizes our research and development expenses for the three months ended March 31, 2020 and 2019 (in thousands).

	For the Three Months Ended March 31,
	2020	2019	Change
TC-210 research and development expenses	$2,264	$2,253	$11
TC-110 research and development expenses	950	369	581
Platform development expenses	717	704	13
Personnel expenses	5,572	3,307	2,265
Allocated facility expenses	1,346	846	500
Other expenses	1,106	410	696
	$11,955	$7,889	$4,066

The $4.1 million increase in research and development expense for three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily attributable to an increase of $2.3 million in additional personnel expenses as we have increased our headcount and related personnel expenses. In addition, we incurred $1.0 million for the three months ended March 31, 2020 for our TC-110 product candidate compared to $0.4 for the three months ended March 31, 2019 as we started our TC-110 clinical trial. Facility costs increased $0.5 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to additional lab and office space and contracting for the Catapult facility. The increase in other research and development expenses of $0.7 million for three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily attributable to an increase in general research operations and lab-related expenses. There was a minimal increase in platform development expenses and TC-210 research and development expenses for the three months ended March 31, 2020 as compared to the three months ending March 31, 2019.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the three months ended March 31, 2020, compared to $2.9 million for the three months ended March 31, 2019. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $0.8 million due to our increase in headcount, an increase in professional service expenses of $0.2 million, and an increase in facility and other expenses of $0.4 million.

Interest Income, net

Interest income, net was $0.7 million for the three months ended March 31, 2020, compared to $0.9 million for the three months ended March 31, 2019. The decrease was due to lower interest rates and lower average cash and investment balances in our commercial and investment accounts in the three months ended March 31, 2020.

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

On March 6, 2020, we filed a shelf registration statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on April 28, 2020. As of March 31, 2020, no sales have been made pursuant to the ATM Program.

As of March 31, 2020, we had cash, cash equivalents, and investments of $140.7 million.

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

We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements at least into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, including sales under our ATM program, debt financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash flows

The following table summarizes our sources and uses of cash the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Operating activities	$(16,410)	$(10,833)
Investing activities	(17,843)	(69,995)
Financing activities	50	79,559

Operating Activities

During the three months ended March 31, 2020, we used $16.4 million of cash in operating activities, resulting primarily from our net loss of $15.5 million partially offset by non-cash charges of $2.2 million, which related to depreciation and amortization, stock-based compensation, and non-cash accretion on investments, and a net decrease in operating assets and liabilities of $3.1 million. The net decreases in operating assets and liabilities were primarily attributable to payments for annual expenses for three months ended March 31, 2020.

During the three months ended March 31, 2019, we used $10.8 million of cash in operating activities, resulting primarily from our net loss of $9.9 million partially offset by non-cash charges of $1.1 million, which related to depreciation and amortization, stock-based compensation, and non-cash accretion on investments, and a net decrease in operating assets and liabilities of $2.1 million. The net decreases in operating assets and liabilities were primarily attributable to payments for annual expenses for three months ended March 31, 2019.

Investing Activities

During the three months ended March 31, 2020, cash used in investing activities was $17.8 million, consisting primarily of purchases of investments net of maturities of $17.3 million and purchases of property and equipment of $0.5 million.

During the three months ended March 31, 2019, cash used in investing activities was $70.0 million, consisting primarily of purchases of investments net of maturities of $69.8 million and purchases of property and equipment of $0.2 million.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $0.1 million from the exercise of stock options.

During the three months ended March 31, 2019, net cash provided by financing activities was $79.6 million consisting primarily of net cash proceeds from the IPO.

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

While our significant accounting policies are described in more detail in the footnotes to our consolidated financial statements appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2019, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

We estimate the fair value of restricted stock at the then-current fair value of our common stock and for other stock-based awards we use the Black-Scholes option-pricing model, which requires subjective assumptions, including the volatility, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. Prior to our IPO, our subjective assumptions included the fair value of our common stock. After our IPO, the fair value of our common stock is quoted on the NASDAQ Global Select Market. If any assumptions change, our stock-based compensation expense could be materially different in the future.

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of (i) all global net sales of any of our products, if approved, and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in earnings. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribe no value to the royalty agreement at inception and at March 31, 2020 and December 31, 2019. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There was no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

Risks Related to the Current Novel Coronavirus (COVID-19) Pandemic on the Company

*The current outbreak of novel coronavirus, or COVID-19, has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies and could seriously harm our development efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Public health pandemics or outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China and has since spread to several other countries, including the United States and European countries, with infections and deaths reported globally. To date, the COVID-19 pandemic has caused significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue.

The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and it has had, and may continue to have, the effect of heightening many of the risks described in this Quarterly Report on Form 10-Q, including but not limited to the below.

•

The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our ongoing clinical trials.  We remain in active dialog with our contract research organizations, or CROs, and clinical sites to minimize the impact of this pandemic to our TC-210 and TC-110 Phase 1/2 clinical trials without adversely impacting the safety of patients. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread.  While we are committed to providing an interim update of the Phase 1 portion of the TC-210 Phase 1/2 clinical trial in mid-2020 and the Phase 1 portion of the TC-110 Phase 1/2 clinical trial in the second half of 2020, the effect of the COVID-19 pandemic may impact the exact timing or content of these interim updates.

•

Other potential impacts of the COVID-19 pandemic on our various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA or other reasons related to the COVID-19 pandemic. If the COVID-19 pandemic continues, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

•

We currently rely on third parties, including our CROs, and our contract manufacturing organizations, or CMOs, and other contractors and consultants to, among other things, conduct our preclinical and clinical trials, manufacture raw materials, manufacture and supply our product candidates, ship clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, which could limit our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

•

Our manufacturing suite at Catapult is now operational, and we expect to use it to manufacture and supply TRuC-T cells for our clinical trials in the second half of 2020. However, our ability to manufacture our product candidates at Catapult for our clinical trials will depend on, among other factors, receiving appropriate approvals and clearance from the UK’s Medicines and Healthcare Products Regulatory Agency (MHRA). Limited MHRA resources and a focus on the COVID-19 pandemic may delay the MHRA’s review and approval of our manufacturing suite, and affect our expected manufacturing timelines.

•

We have requested that our employees work from home if they are able to perform their duties remotely and limited the number of on-site employees to allow for proper social distancing in our offices and laboratories. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

•

Governmental authorities may modify or expand current “shelter-in-place” advisories or other similar local restrictions and further limit our laboratory operations. Our employees may have limited or no access to our laboratory for an extended period of time and,. as a result, this could delay timely completion of preclinical activities, including conducting Investigational New Drug, or IND-, enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for our other product candidates.

•

Certain government agencies, such as health regulatory agencies and patent offices, within the U.S. or internationally may experience disruptions in their operations as a result of the COVID-19 pandemic. The Food and Drug Administration, or FDA, and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

•

The trading prices for our common stock and those of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

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

We have incurred significant net losses in each period since our inception in May 2015. For the year to date ended March 31, 2020, we incurred a net loss of $15.5 million. As of March 31, 2020, we had an accumulated deficit of $198.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•conduct clinical trials and preclinical studies and clinical trials for our current and future product candidates based on our TRuC-T cell platform;
•continue our research and development efforts and submit IND applications for our lead product candidates;
•establish manufacturing capabilities for both clinical and commercial supplies of our product candidates;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•build commercial infrastructure to support sales and marketing for our product candidates;
•expand, maintain and protect our intellectual property portfolio;
•hire additional clinical, regulatory and scientific personnel; and
•operate as a public company.

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

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $80.2 million, inclusive of the exercise of the underwriters' overallotment option. We had cash, cash equivalents and short-term investments of approximately $140.7 million as of March 31, 2020. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

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

Our future success depends on the successful development of our product candidates, which target solid tumors and hematologic malignancies using the complete T cell receptor (TCR) complex without the need for human leukocyte antigen (HLA) matching. Advancing our product candidates based on our innovative TRuC-T cell platform creates significant challenges for us, including:

•	•educating medical personnel about the administration of TRuC-T cell therapies on a stand-alone basis or in combination with built-in immune and tumor modulators;
•

•educating medical personnel regarding the potential side effect profile of our product candidates, such as the potential adverse side effects related to cytokine release syndrome (CRS), neurotoxicity or autoimmune or rheumatologic disorders;

•	•administering chemotherapy to patients in advance of administering our product candidates, which may increase the risk of adverse side effects;
•	•sourcing clinical and, if licensed, commercial, supplies for the materials used to manufacture and process our product candidates;
•	•manufacturing viral vectors to deliver TRuC constructs to T cells;
•

•developing a robust and reliable TRuC-T cell manufacturing process as well as a complete shipment lifecycle and supply chain, including efficiently managing shipment of patient cells from and to clinical sites, minimizing potential contamination to the cell product and effectively scaling manufacturing capacity to meet demand;

•	•managing costs of inputs and other supplies while scaling production;
•	•using medicines to manage adverse side effects of our product candidates, which may not adequately control the side effects and/or may have a detrimental impact on the potency of the treatment;
•	•obtaining and maintaining regulatory approval from the FDA for our product candidates; and
•	•establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

In developing our product candidates, we have not exhaustively explored different options in the design of the TRuC construct and in the method for manufacturing TRuC-T cells. We may find our existing TRuC-T cells and manufacturing process may be substantially improved with future design or process changes, necessitating development of new or additional TRuC constructs and further clinical testing and delaying commercial launch of our first products. For example:

•We have made several TRuC constructs and used preclinical studies to select product candidates to advance into clinical trials. The preclinical studies are limited in their ability to predict behavior of our product candidates in patients. As we gain experience working with TRuC constructs, we may decide to select other TRuC constructs for clinical development.

•We have used a lentiviral vector to deliver the TRuC construct to T cells. In the future, we may find that another viral vector or non-viral transfer process offers advantages. Switching from lentiviral to another delivery system would necessitate additional process development and clinical testing and delay the development of existing product candidates.

•The process by which patient cells are converted into a TRuC-T cell has many steps that can influence quality and activity. We have explored a subset of variables and expect to continue to improve and optimize the manufacturing process. Depending upon the nature of the process changes, we may be compelled to perform bridging studies and/or to re-start clinical development, causing delays in time to market and potentially introducing a risk of failure if new processes do not perform as expected.

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

We are very early in our development efforts. Most of our product candidates are still in preclinical development, and TC-210, our most advanced product candidate, is still in the early stages of clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

•successful initiation and completion of clinical trials;
•successful completion of preclinical studies;
•successful patient enrollment in and completion of clinical trials;
•receipt and related terms of marketing approvals and licensures from applicable regulatory authorities;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•obtaining and maintaining third-party coverage and adequate reimbursement;
•maintaining a continued acceptable safety profile of our products following licensure; and
•effectively competing with other therapies.

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

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future INDs, completing ongoing preclinical studies of our other product candidates due to a variety of factors, including the impact of COVID-19 at our clinical sites, and initiating our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
•delays in obtaining regulatory approval to commence a clinical trial;

•reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•obtaining institutional review board (IRB) approval at each clinical trial site;
•recruiting an adequate number of suitable patients to participate in a clinical trial;
•having subjects complete a clinical trial or return for post-treatment follow-up;
•clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;
•addressing subject safety concerns that arise during the course of a clinical trial;
•adding a sufficient number of clinical trial sites; or
•obtaining sufficient product supply of product candidate for use in preclinical studies or clinical trials from third-party suppliers.

For example, in February 2019, we received a request from the FDA’s Center for Devices and Radiological Health (CDRH) for the submission of an investigational device exemption (IDE) application regarding our use of a commercially available in vitro diagnostic assay for screening mesothelin expression in tumors. The CDRH subsequently determined that we did not need to submit an IDE application, but such a requirement, or other unexpected FDA requests, could lead to future delays of our clinical trials. We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;

•clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our research efforts for our other product candidates;

•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;

•our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls or be unable to provide us with sufficient product supply to conduct and complete preclinical studies or clinical trials of our product candidates in a timely manner, or at all;

•we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics or a finding that the participants are being exposed to unacceptable health risks;

•the cost of clinical trials of our product candidates may be greater than we anticipate;
•the quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates may be insufficient or inadequate;
•regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and

•future collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including impacts that have resulted or may result from the COVID-19 pandemic. The timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. The enrollment of patients depends on many factors, including:

•the patient eligibility criteria defined in the clinical trial protocol;
•the size of the patient population required for analysis of the clinical trial’s primary endpoints;
•the proximity of patients to clinical trial sites;
•the design of the clinical trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•our ability to obtain and maintain patient consents;
•reporting of the preliminary results of any of our clinical trials; and
•the risk that patients enrolled in clinical trials will drop out of the clinical trials before the manufacturing and infusion of our product candidates or clinical trial completion.

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

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•differing regulatory requirements in foreign countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;

•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;

•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism.

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

We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

•the availability of financial resources to commence and complete the planned trials;

•reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•obtaining approval at each clinical trial site by an IRB or ethics committee;
•recruiting suitable patients to participate in a clinical trial;
•having patients complete a clinical trial or return for post-treatment follow-up;
•clinical trial sites deviating from trial protocol or dropping out of a trial;
•adding new clinical trial sites; or
•manufacturing sufficient quantities of qualified materials under cGMPs, including current Good Tissue Practices (cGTPs), and applying them on a subject by subject basis for use in clinical trials.

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

The FDA or any foreign regulatory authorities can delay, limit or deny licensure of our product candidates for many reasons, including:

•our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority that any of our product candidates are safe, potent and pure;
•the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;
•our inability to demonstrate that the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;
•the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for licensure;
•the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers upon which we rely;

•the potential for approval policies or regulations of the FDA or the applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for licensure;

•the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain licensure of our product candidates in the United States or elsewhere; or

•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We received orphan drug designation for the treatment of mesothelioma with TC-210 and we have applied for orphan drug designation for the treatment of cholangiocarcinoma with TC-210.  We received orphan drug designation for the treatment of acute lymphoblastic leukemia with TC-110 and we may seek orphan drug designation for TC-110 and some or all of our other future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek licensure for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

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

•restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
•revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•imposition of a Risk Evaluation and Mitigation Strategy (REMS), which may include distribution or use restrictions;
•requirements to conduct additional post-market clinical trials to assess the safety of the product;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•product seizure or detention, or refusal to permit the import or export of our product candidates; and
•injunctions or the imposition of civil or criminal penalties.

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

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the Affordable Care Act. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•the demand for our product candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•our ability to obtain coverage and reimbursement approval for a product;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The laws that may affect our ability to operate include, but are not limited to:

•the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute;

•federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

•the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (for example, public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•the federal Physician Payments Sunshine Act, created under the Affordable Care Act and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health

Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit.” Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom. This transition period is due to end on December 31, 2020. During this 11-month period, the UK will continue to follow all of the EU’s rules and its trading relationship will remain the same. However, regulations applying from the end of the transition period in relation to the trading relationship (including data protection laws, health and safety laws and regulations and medicine licensing and regulations), have yet to be addressed in detail. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our operations.

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

In addition, because the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products, and the approval of product candidates, in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

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

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patent and other rights to third parties under collaborative development relationships;

•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and

•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. However, we cannot predict:

•if and when patents will be issued;
•the degree and range of protection any issued patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents;
•whether any of our intellectual property will provide any competitive advantage;
•whether any of our patents that may be issued may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
•whether we will need to initiate or defend litigation or administrative proceedings which may be costly regardless of whether we win or lose.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•others may be able to make or use compounds or cells that are similar to the biological compositions of our product candidates but that are not covered by the claims of our patents;

•the active biological ingredients in our current product candidates will eventually become commercially available in biosimilar drug products, and no patent protection may be available with regard to formulation or method of use;

•we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;

•we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies;
•it is possible that our pending patent applications will not result in issued patents;
•it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
•it is possible that others may circumvent our owned or in-licensed patents;
•it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
•the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
•the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;

•our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;

•the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;

•it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;

•we have engaged in scientific collaborations in the past and will continue to do so in the future, and such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;

•we may not develop additional proprietary technologies for which we can obtain patent protection;
•it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or
•the patents of others may have an adverse effect on our business.

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

Further, collaborations involving our product candidates are subject to numerous risks, which may include the following:

•collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;

•collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization of our product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
•a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;

•collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and

•collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

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

Although in the future we plan to build our own manufacturing facility, we also intend to use the manufacturing suite at Catapult and other third parties as part of our manufacturing process and may, in any event, never be successful in developing our own manufacturing facility. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must inspect any manufacturers for current cGMP and cGTP compliance as part of our marketing application;

•a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates;

•our manufacturers may have little or no experience with autologous cell products, which are products made from a patient’s own cells, and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our product candidates;

•our third-party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;

•our third-party suppliers or collaborators from whom we receive our antibodies used in combination with our product candidates may be unable to timely manufacture or provide the applicable antibody or produce the quantity and quality required to meet our clinical and commercial needs;

•contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;

•our future contract manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products, if any;

•manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, cGTP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards;

•we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
•our third-party manufacturers could breach or terminate their agreements with us;

•raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;

•our contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters; and

•our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

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

As of April 30, 2020, we had 87 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

•identifying, recruiting, integrating, maintaining and motivating additional employees;

•managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

•improving our operational, financial and management controls, reporting systems and procedures.

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

The use of engineered T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Various factors will influence whether our product candidates are accepted in the market, including:

•the clinical indications for which our product candidates are licensed;
•physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
•the potential and perceived advantages of our product candidates over alternative treatments;
•our ability to demonstrate the advantages of our product candidates over other engineered TCR-T cell and CAR-T cell therapies;
•the prevalence and severity of any side effects;

•the prevalence and severity of any side effects for other adoptive cell therapies, engineered TCR-T cell and CAR-T cell products and public perception of other adoptive cell therapies, engineered TCR-T cell and CAR-T cell products;

•product labeling or product insert requirements of the FDA or other regulatory authorities;
•limitations or warnings contained in the labeling approved by the FDA;
•the timing of market introduction of our product candidates as well as competitive products;
•the cost of treatment in relation to alternative treatments;
•the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
•the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;
•relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•the effectiveness of our sales and marketing efforts.

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

We face an inherent risk of product liability as a result of the planned clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•decreased demand for our product candidates or products that we may develop;
•injury to our reputation;
•withdrawal of clinical trial participants;
•initiation of investigations by regulators;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;

•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize any product candidate; and
•a decline in our share price.

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. As of March 31, 2020, we had cash, cash equivalents and short-term investments of $140.7 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since March 31, 2020, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

•the timing and results of clinical trials of TC-210, TC-110 and any other product candidates and our ongoing, planned or any future preclinical studies, clinical trials or clinical development programs;

•the commencement, enrollment, or results of clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•adverse results or delays in preclinical studies and clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•any delay in our regulatory filings or any adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•adverse developments concerning our manufacturers or our manufacturing plans;
•our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
•our inability to establish collaborations if needed;
•our failure to commercialize our product candidates;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of our product candidates;
•introduction of new products or services offered by us or our competitors;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our ability to effectively manage our growth;
•the size and growth of our initial cancer target markets;
•our ability to successfully treat additional types of cancers or at different stages;
•actual or anticipated variations in quarterly operating results;
•our cash position;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;
•overall performance of the equity markets;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•changes in accounting practices;
•ineffectiveness of our internal controls;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.

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

As of April 30, 2020, our executive officers, directors, and 5% stockholders beneficially owned approximately 76% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act) enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our Annual Report, our other periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th , and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our Annual Report, our other periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are considered a “smaller reporting company” under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million and we have a public float greater than $700 million.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

•a requirement that special meetings of stockholders be called only by the chairperson of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;

•advance notice requirements for stockholder proposals and nominations for election to our board of directors;

•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

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

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of our final prospectus related to the IPO. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus.]

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6.EXHIBITS

Number	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38811	3.1	2/25/2019

3.2	Amended and Restated By-laws of the Registrant	8-K	001-38811	3.2	2/25/2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

32.1+	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Date:	May 14, 2020	TCR[2] Therapeutics Inc.

		By:	/s/ Mayur (Ian) Somaiya
Mayur (Ian) Somaiya
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)