Form 10-Q
period 2020-06-30
TCR2 THERAPEUTICS INC.
filed 2020-08-12
CIK 1750019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of August 3, 2020, there were 33,344,021 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

TCR2 Therapeutics Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of TCR2 Therapeutics Inc. ("we," "us" and "our") contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements appear in a number of places in this Quarterly Report on Form 10-Q and include, but are not limited to, statements about:

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

•	the implementation of our strategic plans for our business, any product candidates we may develop and our technology;
•	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	the rate and degree of market acceptance and clinical utility for any product candidates we may develop;
•	our estimates regarding our expenses, future revenues, capital requirements and our needs for additional financing;
•	our ability to maintain and establish collaborations;
•	our ability to effectively manage our anticipated growth;
•	developments relating to our competitors and our industry, including the impact of government regulation;
•	our estimates regarding the market opportunities for our product candidates;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act;
•	our financial performance; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including, without limitation, risks, uncertainties and assumptions regarding the continuing impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

Part I

Item 1. Financial Statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$49,695	$65,296
Investments	75,118	92,828
Prepaid expenses and other current assets	8,964	5,061
Total current assets	133,777	163,185

Property and equipment, net	5,957	4,926
Restricted cash	417	417
Deferred offering costs	231	-
Total assets	$140,382	$168,528

Liabilities and stockholders’ equity (deficit)
Accounts payable	$2,987	$2,483
Accrued expenses and other current liabilities	3,373	5,050
Total current liabilities	6,360	7,533

Other liabilities	609	546
Total liabilities	6,969	8,079

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value. 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2020 and December 31, 2019, respectively.	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 24,139,510 and 24,050,936 shares issued; 24,104,595 and 23,981,109 shares outstanding at June 30, 2020 and December 31, 2019, respectively.	2	2
Additional paid-in capital	347,351	342,896
Accumulated other comprehensive income (loss)	402	142
Accumulated deficit	(214,342)	(182,591)
Total stockholders’ equity (deficit)	133,413	160,449
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$140,382	$168,528

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$12,907	$8,833	$24,862	$16,722
General and administrative	3,809	3,307	8,080	6,193
Total operating expenses	16,716	12,140	32,942	22,915
Loss from operations	(16,716)	(12,140)	(32,942)	(22,915)

Interest income, net	499	1,077	1,246	1,949
Loss before income taxes	(16,217)	(11,063)	(31,696)	(20,966)

Income taxes	28	-	55	-
Net loss	(16,245)	(11,063)	(31,751)	(20,966)

Accretion of redeemable convertible preferred stock to redemption value	-	-	-	(49,900)
Net loss attributable to common stockholders	$(16,245)	$(11,063)	$(31,751)	$(70,866)

Per share information
Net loss per share of common stock, basic and diluted	$(0.67)	$(0.46)	$(1.32)	$(3.91)

Weighted average shares outstanding, basic and diluted	24,075,984	23,818,003	24,043,913	18,105,142

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(16,245)	$(11,063)	$(31,751)	$(20,966)
Unrealized gain on investments, net	864	211	260	318
Comprehensive loss	$(15,381)	$(10,852)	$(31,491)	$(20,648)

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

			Additional		Accumulated Other	Total Stockholders'
	Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2019	23,981,109	$2	$342,896	$(182,591)	$142	$160,449
Reclassification of shares issued and previously subject to repurchase	17,456	-	13	-	-	13
Exercise of stock options	57,904	-	185	-	-	185
Stock-based compensation expense	-	-	2,055	-	-	2,055
Unrealized loss on investments	-	-	-	-	(604)	(604)
Net loss	-	-	-	(15,506)	-	(15,506)
Balance at March 31, 2020	24,056,469	$2	$345,149	$(198,097)	$(462)	$146,592
Reclassification of shares issued and previously subject to repurchase	17,456	-	13	-	-	13
Exercise of stock options	30,670	-	125	-	-	125
Stock-based compensation expense	-	-	2,064	-	-	2,064
Unrealized gain on investments	-	-	-	-	864	864
Net loss	-	-	-	(16,245)	-	(16,245)
Balance at June 30, 2020	24,104,595	$2	$347,351	$(214,342)	$402	$133,413

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock						Additional		Accumulated Other	Total Stockholders'
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2018	44,500,001	$72,980	62,500,000	$136,250	726,990	$-	$-	$(85,590)	$(106)	$(85,696)
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	39,779	-	13	-	-	13
Exercise of stock options	-	-	-	-	124	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	1,141	-	-	1,141
Unrealized gain on investments	-	-	-	-	-	-	-	-	107	107
Accretion of redeemable preferred stock to redemption value	-	34,789	-	15,111	-	-	(498)	(49,402)	-	(49,900)
Conversion of shares upon IPO	(44,500,001)	(107,769)	(62,500,000)	(151,361)	17,275,299	2	259,128	-	-	259,130
Initial public offering, net of issuance costs	-	-	-	-	5,750,000	-	77,155	-	-	77,155
Net loss	-	-	-	-	-	-	-	(9,903)	-	(9,903)
Balance at March 31, 2019	-	$-	-	$-	23,792,192	$2	$336,939	$(144,895)	$1	$192,047
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	39,777	-	13	-	-	13
Exercise of stock options	-	-	-	-	24,721	-	18	-	-	18
Stock-based compensation expense	-	-	-	-	-	-	1,444	-	-	1,444
Unrealized gain on investments	-	-	-	-	-	-	-	-	211	211
Initial public offering, issuance costs	-	-	-	-	-	-	(34)	-	-	(34)
Net loss	-	-	-	-	-	-	-	(11,063)	-	(11,063)
Balance at June 30, 2019	-	$-	-	$-	23,856,690	$2	$338,380	$(155,958)	$212	$182,636

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(31,751)	$(20,966)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	673	300
Stock-based compensation expense	4,119	2,585
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,904)	(3,735)
Accounts payable	29	180
Accrued expenses and other liabilities	(1,587)	646
Cash used in operating activities	(32,421)	(20,990)

Investing activities
Purchases of equipment	(1,229)	(941)
Purchases of investments	(63,005)	(106,566)
Proceeds from sale or maturity of investments	80,975	42,619
Cash provided by (used in) investing activities	16,741	(64,888)

Financing activities
Proceeds from initial public offering, net of issuance costs	-	80,213
Proceeds from the exercise of stock options	310	18
Deferred offering costs	(231)	(1,047)
Cash provided by financing activities	79	79,184

Net change in cash, cash equivalents, and restricted cash	(15,601)	(6,694)
Cash, cash equivalents, and restricted cash at beginning of year	65,713	47,964
Cash, cash equivalents, and restricted cash at end of period	$50,112	$41,270

Supplemental disclosure of noncash financing activities
Conversion of redeemable convertible preferred stock to common stock	$-	$259,130
Accretion of redeemable convertible preferred stock to redemption value	$-	$49,900
Property and equipment additions in accounts payable	$745	$893
Deferred offering costs included in accounts payable	$-	$309

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

Initial public offering

In February 2019, the Company completed the initial public offering of its common stock (the IPO) pursuant to which it issued and sold 5,750,000 shares of its common stock at a price to the public of $15.00 per share. The shares began trading on The Nasdaq Global Select Market on February 14, 2019. The aggregate net proceeds received by the Company from the offering were approximately $77.1 million. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 17,275,299 shares of common stock. Additionally, as of the closing of the IPO, the Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock.

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

Shelf registration statement

On March 6, 2020, the Company filed a shelf registration statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on April 28, 2020. As of June 30, 2020, no sales have been made pursuant to the ATM Program.

2. Liquidity

The Company’s operations to date have focused on organization and staffing, business planning, raising capital, acquiring technology and assets, manufacturing, conducting preclinical studies and clinical activities. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company’s product candidates are subject to long development cycles and the Company may be unsuccessful in its efforts to develop, obtain regulatory approval for or market its product candidates.

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

The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of June 30, 2020 of $124,813 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these unaudited consolidated financial statements.

3. Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with Article 10 of Regulation S-X of the SEC, and reflect the financial position, results of operations and cash flows of the Company's business. Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Use of estimates

The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these unaudited consolidated financial statements include, but are not limited to, the fair value of the royalty transfer agreement obligations, the valuation of redeemable convertible preferred and common stock prior to the IPO and the fair value of stock-based compensation awards granted under the Company’s equity-based compensation plans. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the unaudited consolidated financial statements, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

As of June 30, 2020, the Company has manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in the party’s ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Fair value of financial instruments

At June 30, 2020 and December 31, 2019, the Company’s financial instruments consist of money market funds, commercial paper, asset-backed securities, agency and corporate bonds and are included in investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2020 and December 31, 2019, cash equivalents consisted of U.S treasuries, corporate bonds, and government-backed money market funds.

Investments

As of June 30, 2020, all investments were classified as available-for-sale and were carried at their estimated fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) until realized. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments in debt securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in earnings. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

Classification and accretion of redeemable convertible preferred stock

Through the date of the IPO, the Company had classified redeemable convertible preferred stock outstanding and classified outside of stockholders’ equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company. The carrying value of the redeemable convertible preferred stock was accreted to redemption value at the end of each reporting period, up to the date of the IPO, as if the end of the reporting period were the redemption date. Increases to the carrying value of redeemable convertible preferred stock were charged to additional paid-in capital or, in the absence of additional paid-in capital, charged to accumulated deficit. Upon completion of the IPO during February 2019, all redeemable convertible preferred stock was converted to common stock.

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

Estimating the fair value of stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and, for stock options and warrants, the expected life of the instrument and stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards and warrants. The assumptions used in calculating the fair value of stock-based awards represent management’s estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

Research and development expenses

Research and development costs are expensed as incurred and consist primarily of funds paid for employee wages and funds paid to third-parties for the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, and regulatory compliance costs. At the end of the reporting period, the Company compares payments made to third party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs.

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

The following potentially dilutive securities, on an as converted basis, have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2020 and 2019, as they would be antidilutive:

	As of June 30,
	2020	2019
Stock options outstanding	4,162,722	3,343,357
Common stock warrants	203,676	203,676
Employee stock purchase plan	6,831	7,408
Unvested shares of restricted stock	-	3,320
Total	4,373,229	3,557,761

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

Reconciliation of cash, cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets to the total of the same such amounts shown in the unaudited consolidated statements of cash flows for the six months ended June 30, 2020 and 2019.

	As of June 30,
	2020	2019
Cash and cash equivalents	$49,695	$40,980
Restricted cash	417	290
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$50,112	$41,270

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

The standard will be effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company will adopt the new standard beginning January 1, 2022. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to apply the standard either (1) on the January 1, 2022 effective date, or (2) the beginning of the earliest comparative period presented in its financial statements. The standard includes a number of practical expedients that the Company is evaluating and may elect to apply. Early adoption is permitted. The Company expects that the adoption of the new leasing standards will result in the recognition of material right-of-use assets and lease liabilities on the consolidated balance sheets but does not expect it to have a material impact on its results of operations or cash flows.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

4. Investments and Fair Value Measurements

As of June 30, 2020, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$74,716	$402	$-	$75,118	$75,118

As of December 31, 2019, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Investments
Corporate bonds	$92,686	$145	$(3)	$92,828	$92,828

The amortized cost and estimated fair value of marketable securities, by contractual maturity:

	June 30, 2019
	Amortized Cost	Fair Value
Due within one year or less	$74,716	$75,118

	December 31, 2019
	Amortized Cost	Fair Value
Due within one year or less	$92,686	$92,828

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

The guidance requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1—Quoted prices (unadjusted in active markets for identical assets or liabilities)

Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly

Level 3—Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions

As of June 30, 2020, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$44,326	$44,326	$44,326	$-	$-
Corporate bonds	74,716	75,118	-	75,118	-
Total	$119,042	$119,444	$44,326	$75,118	$-

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

5. Property and Equipment

Property and equipment, net, consisted of:

	As of
	June 30, 2020	December 31, 2019
Laboratory equipment	$7,327	$5,717
Computer hardware and equipment	201	105
Furniture and fixtures	432	396
Leasehold improvements	320	312
Construction in process	156	203
	8,436	6,733
Less: accumulated depreciation	(2,479)	(1,807)
	$5,957	$4,926

Depreciation expense was $379 and $165 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $684 and $300 for the six months ended June 30, 2020 and 2019, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	June 30, 2020	December 31, 2019
Employee compensation and related benefits	$1,998	$2,816
Professional fees	256	300
Contract manufacturing organization fees	408	500
Contract research organization fees	80	182
University partnerships	180	448
Property received not yet invoiced	203	260
Other	248	544
	$3,373	$5,050

7. Commitments and Contingencies

Leases

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not yet paid. Landlord allowances for tenant improvements are deferred and recognized as a reduction to rent expense on a straight-line basis and over the remaining lease term.

In March 2018, the Company entered into a lease for office and laboratory facilities that expires in July 2025. Under the terms of the lease, the Company placed a $290 letter of credit into a restricted cash account as security for the facility.

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

The Collaboration Agreement provides for Catapult to provide identified space, called a module. The agreement calls for the Company to pay certain amounts for use of the module, operating and overhead expenses. The Company has concluded that the Collaboration Agreement contains an embedded lease as the Company has the right to operate the module in a manner it determines. The Company also concluded that it is not the deemed owner during modification of the module nor does the agreement represent a capital lease under ASC 840, “Leases”. As a result, the embedded lease portion of the Collaboration Agreement will be accounted for as an operating lease. The Company determined the amounts to be representative of rent to be £300 per year based on the relative selling prices of the services being provided. This amount will be amortized annually on a straight-line basis as rent expense over the term of the embedded lease, commencing March 1, 2019.

In September 2019, the Company entered into a lease for office facilities that expires in August 2024. Under the terms of the lease, the Company placed a $127 letter of credit into a restricted cash account as security for the facility.

The following table presents future minimum rent payments under non-cancellable operating leases with initial terms in excess of one year at June 30, 2020:

As of
June 30, 2020
2020	$1,700
2021	3,072
2022	2,547
2023	2,559
2024	2,491
Thereafter	1,054
Total minimum payments required	$13,423

Rent expense was $862 and $694 for the three months ended June 30, 2020 and 2019, respectively. Rent expense was $1,737 and $1,325 for the six months ended June 30, 2020 and 2019, respectively.

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock (see Note 8), certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in the statements of operations. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and at June 30, 2020 and December 31, 2019. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation for the three and six months ended June 30, 2020 and 2019 nor has the Company accrued any liability as of June 30, 2020 or December 31, 2019.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

8. Common Stock and Redeemable Convertible Preferred Stock

Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to the rights of holders of redeemable convertible preferred stock, common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends had been declared through June 30, 2020.

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

The preferred stock was also mandatorily convertible upon the closing of an initial public offering resulting in gross proceeds to the Company exceeding $50.0 million or by a written election by the majority of the Series A stockholders.

Redemption

Prior to the IPO, at the election of a majority of the Series A stockholders, the Series A preferred stock was redeemable at any time on or after October 16, 2020. The Series A preferred stock could have been redeemable at a price equal to the greater of (a) the original issuance price, plus any cumulative dividends accrued but unpaid thereon, whether or not declared, or (b) the fair market value as of the date of the redemption.

Dividends

Prior to the IPO, the holders of shares of Series A preferred stock were entitled to receive cumulative dividends of 6% from the date of issuance. Accumulated dividends were payable only when and if declared by the Board of Directors, in preference to dividends paid to holders of common stock. The

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

dividend preference for Series A preferred stock was $0.06 per share, as adjusted for recapitalizations. No dividends have been declared through June 30, 2020.

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

The Series B preferred stock was also mandatorily convertible upon the closing of an initial public offering resulting in gross proceeds to the Company exceeding $50.0 million or by a written election by the majority of the Series B stockholders.

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

Dividends

Prior to the IPO, the holders of shares of Series B preferred stock were entitled to receive cumulative dividends of 6% from the date of issuance. Accumulated dividends were payable only when and if declared by the Board of Directors, in preference to dividends paid to holders of Series B preferred stock and common stock. The dividend preference for Series B preferred stock was $0.12 per share, as adjusted for recapitalizations. No dividends were declared through June 30, 2020.

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

9. Stock-based Compensation

In February 2019, the Company’s Board of Directors and stockholders approved the 2018 Stock Option and Incentive Plan (the 2018 Plan), which replaced the 2015 Stock Option and Grant Plan (the 2015 Plan). The shares under the 2015 Plan which were not issued were rolled into the 2018 Plan. The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, directors and other key persons (including consultants) are eligible to receive awards under the 2018 Plan. The maximum number of authorized shares to be issued under the 2018 Plan is 6,053,935 shares of common stock. The number of shares of common stock reserved for issuance under the 2018 Plan shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Company's Board of Directors. The amount, terms of grants, and exercisability provisions are determined and set by the Compensation Committee of the Company’s Board of Directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors.

As of June 30, 2020, there were 1,715,818 shares of common stock available for future issuance under the 2018 Plan. Generally, options and restricted stock awards vest over a four-year period.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$804	$616	$1,616	$914
General and administrative	1,260	828	2,503	1,671
	$2,064	$1,444	$4,119	$2,585

Stock options

During the six months ended June 30, 2019, there were 1,348,290 grants of stock options, 74,903 options forfeited and 24,845 options exercised, respectively.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

The following table summarizes the activity related to stock option grants to employees and non-employees for the six months ended June 30, 2020:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Balance at December 31, 2019	4,189,292	$10.31	8.9
Granted	160,948
Exercised	(75,098)
Forfeited	(112,420)
Balance at June 30, 2020	4,162,722	$10.38	8.4

Exercisable at June 30, 2020	1,516,598
Vested and expected to vest at June 30, 2020	4,162,722

As of June 30, 2020, there was $19.8 million in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 2.8 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options for the six months ended June 30, 2020 and 2019 was determined using the methods and assumptions discussed below:

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

The grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	0.5%	2.33%
Expected term (in years)	6.1	5.9
Expected volatility	72.2%	70.9%
Annual dividend yield	0%	0%
Fair value of common stock	$6.51	$10.27

Warrants

As of June 30, 2020 and December 31, 2019, there were 203,676 warrants outstanding. During the six months ended June 30, 2020 and 2019, the Company granted no warrants and there were no forfeitures.

As of June 30, 2020, there was $299 in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 0.5 years.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

Employee stock purchase plan (ESPP)

In February 2019, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (2018 ESPP). The 2018 ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each six-month offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Eligible employees generally included all employees. Offering periods begin on the first trading day of September and March of each year and end on the last trading day in February and August of each year. Share purchases are funded through payroll deductions of up to 15% of an employee’s eligible compensation for each payroll period, or $25 each calendar year.

During the six months ended June 30, 2020 and 2019, there were 13,476 shares and no shares issued under the 2018 ESPP, respectively.

10. Related party transactions

Consulting arrangements

On October 1, 2015, the Company entered into a consulting agreement with Dr. Patrick Baeuerle. Pursuant to the consulting agreement, Dr. Baeuerle agreed to perform such consulting, advisory and related services to and for the Company as may be reasonably requested. In exchange, the Company agreed to pay Dr. Baeuerle a consulting fee of €15 per month. On November 1, 2016, the Company amended the consulting agreement to revise Dr. Baeuerle’s consulting fee to be €3 per month. Dr. Baeuerle is also eligible for an annual bonus equal to 33% of the annual fees paid under the consulting agreement, subject to the discretion of the Company's Board of Directors based on Dr. Baeuerle’s performance and the Company's performance. The term of the agreement is one year, and automatically extends for additional one-year periods unless terminated. During the six months ended June 30, 2020 and 2019, the Company incurred fees and travel related expenses to Dr. Baeuerle in the amount of $36 for each period, under the consulting agreement. Dr. Baeuerle is a member of the Company's Board of Directors and is a managing director at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities.

On March 2, 2016, the Company entered into a consulting agreement with Dr. Mitchell Finer (the Original Finer Agreement), which was amended and restated on May 9, 2017 to, among other things, add Pattern Recognition Ventures as a party. Pursuant to the amended and restated consulting agreement, Pattern Recognition Ventures agreed to perform scientific consulting, advisory and related services to and for the Company as may be reasonably requested, including making Dr. Finer available to serve as Chairman of the Company's Scientific Advisory Board. Pursuant to the amended and restated consulting agreement, the Company agreed to pay Pattern Recognition Ventures a consulting fee of $19 per quarter for services provided under the agreement, commencing on July 1, 2017. On June 5, 2020, the Company and Pattern Recognition Ventures amended the agreement to provide for consulting fees of $100 per year.

Dr. Finer was a member of the Board of Directors from 2015 until his resignation on April 30, 2020. Dr. Finer is not considered a related party after his resignation from the Board of Directors. During the six months ended June 30, 2020 and 2019, the Company incurred fees and travel-related expenses to Pattern Recognition Ventures in the amount of $19 and $38, respectively. Dr. Finer has a financial interest in Pattern Recognition Ventures and is its managing member. Dr. Finer is an executive partner at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities.

On October 1, 2017, the Company entered into a consulting agreement with Globeways Holdings Limited. Dr. Morana Jovan-Embiricos has financial interests in Globeways Holdings Limited and is its founding director. Pursuant to the consulting agreement, Globeways Holdings Limited provided consulting, advisory and related services in exchange for consulting fees of $100 per year. During the six months ended June 30, 2019, the Company incurred fees and travel-related expenses to Globeways Holdings Limited in the amount of $30. Dr. Jovan was a member of the Company's Board of Directors until her resignation on May 13, 2019. Dr. Jovan is the founding director of Globeways Holdings Limited.

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

11. Subsequent Event

On July 28, 2020, the Company entered into an underwriting agreement with Jefferies LLC, SVB Leerink LLC, Piper Sandler & Co. and BMO Capital Markets Corp., as representatives of the several underwriters named therein, relating to the issuance and sale by the Company of up to 9,200,000 shares of its common stock, including 1,200,000 shares of common stock subject to the underwriters’ option to purchase additional shares, at a public offering price of $15.50 per share. This offering was made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-236965), filed with the SEC on March 6, 2020 and declared effective on April 28, 2020, and a related prospectus dated April 28, 2020 and prospectus supplement dated July 28, 2020, which was filed with the SEC on July 29, 2020.

On July 31, 2020, the Company closed the offering, including the full exercise of the underwriters’ option to purchase 1,200,000 additional shares of common stock. The Company received net proceeds of approximately $133.6 million, after deducting $9.0 million relating to underwriting discounts and commissions and estimated offering expenses.

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

Overview

We are a clinical-stage immunotherapy company developing the next generation of novel T cell therapies for patients suffering from cancer. Our proprietary TCR Fusion Construct T cells (TRuC-T cells) are engineered to specifically recognize and kill cancer cells by harnessing the entire T cell receptor (TCR) signaling complex, which we believe is essential for T cell therapies to be effective in patients with solid tumors. We have designed our TRuC-T cells so that tumor cell recognition does not require human leukocyte antigens (HLA), which provides two important additional benefits. First, in contrast to current engineered T cell therapies that use the full TCR (TCR-T cells), our technology is designed so that it can be applied to all patients that express the cancer surface antigen irrespective of HLA subtype, which we believe will allow us to address a significantly larger patient population. Second, HLA is downregulated or lost in many tumors which can prevent their recognition by T cells and lead to diminished response rates and higher relapse rates. We therefore believe our approach will allow us to deliver the first HLA-independent TCR-T cell therapy for patients with solid tumors. We also believe that our product candidates have the potential to improve upon the efficacy and safety of currently approved chimeric antigen receptor T (CAR-T) cell therapies in CD19-positive B-cell hematological malignancies. This belief is based on preclinical studies comparing our product candidates to CAR-T cells that we engineered.

Since our inception in May 2015, we have focused significant efforts and financial resources on developing our TRuC platform, establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of our preferred and common stock. Through June 30, 2020, we have received gross proceeds of $256.4 million from the sale of our preferred and common stock.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of June 30, 2020, we had an accumulated deficit of $214.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	conduct additional preclinical studies for our product candidates;
•	initiate and conduct clinical trials for our product candidates;
•	continue to discover and develop additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical and scientific personnel;
•	expand our manufacturing capabilities with third parties and establish manufacturing capabilities in-house;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials; and
•

add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our transition to a public reporting company.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Recent Developments

Equity Offering

On July 28, 2020, we entered into an underwriting agreement with Jefferies LLC, SVB Leerink LLC, Piper Sandler & Co. and BMO Capital Markets Corp., as representatives of the several underwriters named therein, relating to the issuance and sale by the Company of up to 9,200,000 shares of our common stock, including 1,200,000 shares of common stock subject to the underwriters’ option to purchase additional shares, at a public offering price of $15.50 per share. This offering was made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-236965), filed with the SEC on March 6, 2020 and declared effective on April 28, 2020, and a related prospectus dated April 28, 2020 and prospectus supplement dated July 28, 2020, which was filed with the SEC on July 29, 2020.

On July 31, 2020, the Company closed the offering, including the full exercise of the underwriters’ option to purchase 1,200,000 additional shares of common stock. The Company received net proceeds of approximately $133.6 million, after deducting $9.0 million relating to underwriting discounts and commissions and estimated offering expenses.

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. As of August 2020, COVID-19 has spread to Europe, the United States and most other countries, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the United States, including the Commonwealth of Massachusetts where a majority of our operations are located, Europe and Asia have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19 in our communities while balancing our commitment to conduct our clinical trials. We have requested that our employees work from home if they are able to perform their duties remotely and limited the number of on-site employees to allow for proper social distancing in our offices and laboratories. For those employees on-site, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have also maintained efficient communication with our partners and clinical sites as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. COVID-19 has significantly impacted the global healthcare system, including the conduct of clinical trials as medical institutions prioritize the treatment of those afflicted with COVID-19. We continue to closely monitor the adverse impact of the COVID-19 pandemic on our operations and ongoing clinical and preclinical development.

The effect of the COVID-19 pandemic on our development timelines for TC-210 and TC-110, and its effect on our ability to manufacture for our clinical trials in the UK is uncertain. We believe that we have been able, as of the date of this Quarterly Report, to mitigate some of the impact from the COVID-19 pandemic on our ongoing clinical programs, however, we have been affected. As of the date of this Quarterly Report, we have been able to provide the following program updates, all of which may continue to be impacted by the COVID-19 pandemic:

•	we expect to provide an additional update of the Phase 1 portion of the TC-210 Phase 1/2 clinical trial in the second half of 2020;
•	we expect to provide an interim update of the Phase 1 portion of the TC-110 Phase 1/2 clinical trial in the second half of 2020; and
•	we expect to obtain certification of our manufacturing facility in Stevenage, UK in the second half of 2020.

The future impact of the COVID-19 pandemic on our industry, the healthcare system, clinical trials and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, as well as the effect of any relaxation of current restrictions within the Cambridge community or regions in which our partners and clinical sites are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development and manufacturing activities in the near term and in the future. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

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

•	the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates to treat solid and hematologic cancers;
•	patient demand for our product candidates and any future product candidates, if licensed;
•	competition with other products; and

•	continued acceptable safety profile of our product candidates following approval.

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

Three Month Consolidated Statements of Operations

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Operating expenses
Research and development	$12,907	$8,833	$4,074
General and administrative	3,809	3,307	502
Total operating expenses	16,716	12,140	4,576
Loss from operations	(16,716)	(12,140)	(4,576)

Interest income, net	499	1,077	(578)
Loss before income taxes	(16,217)	(11,063)	(5,154)

Research and Development Expenses

Research and development expenses were $12.9 million for the three months ended June 30, 2020 compared to $8.8 million for the three months ended June 30, 2019. The following table summarizes our research and development expenses for the three months ended June 30, 2020 and 2019 (in thousands).

	Three Months Ended June 30,
	2020	2019	Change
TC-210 research and development expenses	$1,789	$1,672	$117
TC-110 research and development expenses	1,594	909	685
Platform development expenses	1,424	563	861
Personnel expenses	5,750	3,888	1,862
Allocated facility expenses	1,268	986	282
Other expenses	1,082	815	267
	$12,907	$8,833	$4,074

The $4.1 million increase in research and development expense for three months ended June 30, 2020 as compared to the three months ended June 30, 2019 is primarily attributable to an increase of $1.9 million in additional personnel expenses as we have increased our headcount and related personnel expenses. We increased platform development expenses $0.9 million for the three months ended June 30, 2020 as compared to three months ended June 30, 2019. In addition, we incurred $1.6 million for TC-110 for the three months ended June 30, 2020 compared to $0.9 million for the three months ended June 30, 2019 as we filed our IND and started our TC-110 clinical trial during 2020. Facility costs increased $0.3 million for the three months ended June 30, 2020 as compared to the three months ended

June 30, 2019. The increase in other research and development expenses of $0.3 million for three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily attributable to an increase in general research operations and lab-related expenses. There was a minimal increase in TC-210 research and development expenses for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended June 30, 2020, compared to $3.3 million for the three months ended June 30, 2019. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $0.8 million which was offset by a reduction in external legal costs of $0.3 million.

Interest Income, net

Interest income, net was $0.5 million for the three months ended June 30, 2020, compared to $1.1 million for the three months ended June 30, 2019. The decrease was due to lower interest rates and lower average cash and investment balances in our commercial and investment accounts in the three months ended June 30, 2020.

Six Month Consolidated Statements of Operations

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Operating expenses
Research and development	$24,862	$16,722	$8,140
General and administrative	8,080	6,193	1,887
Total operating expenses	32,942	22,915	10,027
Loss from operations	(32,942)	(22,915)	(10,027)

Interest income, net	1,246	1,949	(703)
Loss before income taxes	(31,696)	(20,966)	(10,730)

Research and Development Expenses

Research and development expenses were $24.9 million for the six months ended June 30, 2020 compared to $16.7 million for the six months ended June 30, 2019. The following table summarizes our research and development expenses for the six months ended June 30, 2020 and 2019 (in thousands).

	Six Months Ended June 30,
	2020	2019	Change
TC-210 research and development expenses	$4,053	$3,925	$128
TC-110 research and development expenses	2,544	1,278	1,266
Platform development expenses	2,141	1,267	874
Personnel expenses	11,322	7,195	4,127
Allocated facility expenses	2,614	1,832	782
Other expenses	2,188	1,225	963
	$24,862	$16,722	$8,140

The $8.1 million increase in research and development expense for six months ended June 30, 2020 as compared to the six months ended June 30, 2019 is primarily attributable to an increase of $4.1 million in additional personnel expenses as we have increased our headcount and related personnel expenses. In addition, we incurred $2.5 million for TC-110 for the six months ended June 30, 2020 compared to $1.3 million for the six months ended June 30, 2019 as we filed our IND and started our TC-110 clinical trial during 2020. We increased platform development expenses $0.9 million for the six months ended June 30, 2020 as compared to six months ended June 30, 2019. Facility costs increased $0.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to additional lab and office space. The increase in other research and development expenses of $1.0 million for six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily attributable to an increase in general research operations and lab-related expenses. There was a minimal increase TC-210 research and development expenses for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses were $8.1 million for the six months ended June 30, 2020, compared to $6.2 million for the six months ended June 30, 2019. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $1.6 million and there was an increase in public company expenses of $0.3 million.

Interest Income, net

Interest income, net was $1.2 million for the six months ended June 30, 2020, compared to $1.9 million for the six months ended June 30, 2019. The decrease was due to lower interest rates and lower average cash and investment balances in our commercial and investment accounts in the six months ended June 30, 2020.

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

On March 6, 2020, we filed a shelf registration statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or SEC, which covers the offering, issuance and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on April 28, 2020. As of June 30, 2020, no sales have been made pursuant to the ATM Program.

In July 2020, we completed a secondary common stock offering, pursuant to which we issued and sold 9,200,000 shares of our common stock at a price to the public of $15.50 per share. We received aggregate net proceeds from the offering were approximately $134.6 million, after deducting underwriting discounts and commissions and other offering expenses paid.

As of June 30, 2020, we had cash, cash equivalents, and investments of $124.8 million which does not reflect the $134.6 million net proceeds received in July 2020.

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

In addition, our expenses will increase as we:

•	conduct clinical trials for our product candidates;
•	seek regulatory approval for any product candidates that successfully complete preclinical and clinical trials;
•	establish manufacturing capabilities in-house for the production of preclinical and clinical supply;
•	hire additional clinical, medical, research and operational personnel; and
•	maintain, expand and protect our intellectual property portfolio.

We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements at least into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, including sales under our ATM program, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our sources and uses of cash the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Operating activities	$(32,421)	$(20,990)
Investing activities	16,741	(64,888)
Financing activities	79	79,184

Operating Activities

During the six months ended June 30, 2020, we used $32.4 million of cash in operating activities, resulting primarily from our net loss of $31.8 million partially offset by non-cash charges of $4.8 million, which related to depreciation and amortization and stock-based compensation, and a net decrease in operating assets and liabilities of $5.4 million. The net decreases in operating assets and liabilities were primarily attributable to payments for annual expenses paid during the first quarter of the year and amortized over the period of performance.

During the six months ended June 30, 2019, we used $21.0 million of cash in operating activities, resulting primarily from our net loss of $21.0 million offset by non-cash charges of $2.6 million, which related to depreciation and amortization, stock-based compensation, non-cash accretion on investments, and a net decrease in operating assets and liabilities of $2.7 million. The net decreases in operating assets and liabilities were primarily attributable to payment for annual expenses paid during the first quarter of the year and amortized over the period of performance.

Investing Activities

During the six months ended June 30, 2020, cash provided by investing activities was $16.7 million, consisting primarily of purchases of investments net of maturities of $18.0 million and purchases of property and equipment of $1.2 million.

During the six months ended June 30, 2019, cash used in investing activities was $64.9 million, consisting primarily of purchases of investments net of maturities of $63.9 million and purchases of property and equipment of $0.9 million.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $0.1 million from the exercise of stock options offset by an increase in deferred offering costs.

During the six months ended June 30, 2019, net cash provided by financing activities was $79.2 million consisting primarily of net cash proceeds from the IPO.

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of (i) all global net sales of any of our products, if approved, and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in the statement of operations. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribe no value to the royalty agreement at inception and at June 30, 2020 and December 31, 2019. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There was no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Public health pandemics or outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China and has since spread to several other countries, including the United States and European countries, with infections and deaths reported globally. To date, the COVID-19 pandemic has caused widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue.

The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, as well as the effect of any relaxation of current restrictions within the Cambridge community or regions in which our partners and clinical sites are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and it has had, and may continue to have, the effect of heightening many of the risks described in this Quarterly Report on Form 10-Q, including but not limited to the below.

•

The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our ongoing clinical trials. We remain in active dialog with our contract research organizations, or CROs, and clinical sites to minimize the impact of this pandemic to our TC-210 and TC-110

Phase 1/2 clinical trials without adversely impacting the safety of patients. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread. While we are committed to providing an additional update of the Phase 1 portion of the TC-210 Phase 1/2 clinical and an interim update of the Phase 1 portion of the TC-110 Phase 1/2 clinical trial in the second half of 2020, the effect of the COVID-19 pandemic may impact the exact timing or content of these interim updates.

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

•

We currently rely on third parties, including our CROs, and our contract manufacturing organizations, or CMOs, and other contractors and consultants to, among other things, conduct our preclinical studies and clinical trials, manufacture raw materials, manufacture and supply our product candidates, ship clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, which could limit our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

•

Our manufacturing suite at Catapult is now operational, and, subject to the impact of the COVID-19 pandemic, we expect to use it to manufacture and supply TRuC-T cells for our clinical trials in the second half of 2020. However, our ability to manufacture our product candidates at Catapult for our clinical trials will depend on, among other factors, receiving appropriate approvals and clearance from the UK’s Medicines and Healthcare Products Regulatory Agency (MHRA). Limited MHRA resources and a focus on the COVID-19 pandemic may delay the MHRA’s review and approval of our manufacturing suite, and affect our expected manufacturing timelines.

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

•

Governmental authorities may modify or expand current “shelter-in-place” advisories or other similar local restrictions and further limit our laboratory operations. Our employees may have limited or no access to our laboratory for an extended period of time and, as a result, this could delay timely completion of preclinical activities, including conducting Investigational New Drug, or IND-, enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for our other product candidates.

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

We have incurred significant net losses in each period since our inception in May 2015. For the year to date ended June 30, 2020, we incurred a net loss of $31.8 million. As of June 30, 2020, we had an accumulated deficit of $214.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $86.3 million, inclusive of the exercise of the underwriters' overallotment option. On July 31, 2020, we completed a secondary stock offering raising gross proceeds of approximately $142.6 million. June 30, 2020 we had cash, cash equivalents and short-term investments of approximately $124.8 million which does not include the funds raised in the secondary offering. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

We believe that our existing cash, cash equivalents and short-term investments, including our net proceeds from the IPO and secondary offering, will be sufficient to fund our operations at least into 2023. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

*We have limited experience as a company in conducting clinical trials.

We have limited experience as a company in conducting clinical trials. Our Phase 1/2 clinical trial for TC-210 began in 2019 and our Phase 1/2 clinical trial for TC-110 began in 2020. Because of this limited experience, and other factors, we cannot be certain that our planned and ongoing preclinical studies will be completed on time, or that our planned and ongoing clinical trials will begin, enroll sufficient patients, produce data on expected timelines or be completed on expected timelines, if at all. Large-scale clinical trials require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations (CROs) and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control.

*Our business is highly dependent on our clinical trials for our lead product candidates, TC-210 and TC-110, and we must complete IND-enabling studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates. We cannot be certain that we will be able to complete ongoing clinical trials, initiate future planned clinical trials, or advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

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

There is no guarantee that the results obtained in current preclinical studies, our Phase 1/2 clinical trial of TC-210, our Phase 1/2 clinical trial of TC-110 or our planned clinical trials will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. The FDA may ultimately decide that the design, number and type of clinical trials, number of patients studied or results of our planned clinical trials for TC-210 and TC-110, even if positive, are not sufficient for regulatory approval in their respective target indications. Changes in the manufacturing process as we scale-up and optimize our process for manufacturing our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier processes. We may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the timelines we expect. We may experience slower than expected enrollment and randomization of patients in our clinical trials. These types of delays can lead to delays in completion of a trial and announcement of results. There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial. Negative results in the development of our lead product candidates may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates.

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

*Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

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

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future INDs, completing ongoing clinical studies of our product candidates due to a variety of factors, including the impact of COVID-19 at our clinical sites, and initiating our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

*We cannot guarantee that our product candidates will show any functionality in the solid tumor microenvironment.

There are no approved CAR-T or engineered TCR-T cell immunotherapies for solid tumors. We believe our TruC-T cell product candidates may be effective against solid tumors. While we plan to develop product candidates for use in solid tumors, including TC-210, we cannot guarantee that our product candidates will show any functionality in the solid tumor microenvironment. The cellular environment in which solid tumor cells thrive is generally hostile to T cells due to factors such as the presence of immunosuppressive cells, humoral factors and limited access to nutrients. Our TRuC-T cell-based product candidates may not be able to access the solid tumor, and even if they do, they may not be able to exert anti-tumor effects in a hostile tumor microenvironment. In addition, the safety profile of our product candidates may differ in a solid tumor setting. As a result, our product candidates may not demonstrate potency in solid tumors. If we are unable to make our product candidates function in solid tumors, our development plans and business may be significantly harmed.

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

*Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential, or result in significant negative consequences.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities, including IRBs, to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug. Because of our planned dose escalation design for our clinical trials, undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics, which may stem from our product candidates specifically or may be due to an illness from which the clinical trial subject is suffering.

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

Our product candidates target specific antigens that are also expressed on healthy cells. For example, our lead product candidate, TC-210, targets mesothelin, an antigen commonly found on mesotheliomas, ovarian cancers, and NSCLC, as well in healthy cells that line the pleura, pericardium and peritoneum. TC-110 targets CD19, which is overexpressed in several cancers including B-cell leukemias and lymphomas, but is also expressed by normal B-cells. Our product candidates may target healthy cells, leading to serious and potentially fatal adverse effects. In our Phase 1/2 clinical trial of TC-210, we are using a dose escalation model to closely monitor the effect of TC-210 on vital organs and other potential side effects. In clinical testing of TC-110, we also plan to closely monitor the effect of TC-110 on normal B-cells that express CD19 and for other side effects. Even though we intend to closely monitor the side effects of our product candidates in both preclinical studies and clinical trials, we cannot guarantee that products will not target and kill healthy cells.

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

*Manufacturing and administering our product candidates are complex and we may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our TRuC-T cells for clinical trials or for commercial purposes could be delayed or stopped.

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

As our product candidates progress through preclinical studies and clinical trials towards potential licensure and commercialization, it is expected that various aspects of the manufacturing and administration process will be altered in an effort to optimize processes and results. We have already identified some improvements to our manufacturing and administration processes, but these changes may not achieve the intended objectives, and could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials. In addition, such changes may require amendments to be made to regulatory applications which may further delay the timeframes under which modified manufacturing processes can be used for any of our product candidates.

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

*We rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates.

We rely on third parties for the manufacture of our lentiviral vectors and our product candidates. We do not currently own any facility that may be used as our clinical scale manufacturing facility for our product candidates or lentiviral vector and we expect to rely on outside vendors to meet these manufacturing needs. Our GMP manufacturing suite at the Cell and Gene Therapy Catapult Limited center in Stevenage, United Kingdom (Catapult) is now operational, and, subject to the impact of COVID-19, we expect to use it to manufacture and supply TRuC-T cells for our clinical trials in the second half of 2020. However, even once Catapult is producing clinical trial material, we will still continue to rely on third party manufacturers to meet our clinical trial demands. Additionally, we are in the process of transferring our U.S. manufacturing capabilities between providers, which will result in a one-month period in the second half of 2020 where we will not have production capacity in the U.S. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We plan to make changes as we work to optimize the manufacturing process. For example, we may switch or be required to switch from research-grade materials to commercial-grade materials in order to get regulatory approval of our product candidates. We cannot be sure that even minor changes in the process will result in therapies that are safe and effective and licensed for commercial sale.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA, as part of our BLA, or other foreign regulatory authorities following inspections by the FDA or other foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. We have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

*We plan to establish our own manufacturing facility and infrastructure in addition to or in lieu of relying on third parties for the manufacture of our product candidates and the use of third-party manufacturing suites, which will be costly, time-consuming, and which may not be successful.

We are in the process of adding manufacturing capacity within Catapult’s GMP manufacturing center for our larger clinical trials and we may establish our own commercial manufacturing facility. This should mitigate our reliance on third-party vendors for the manufacture of TRuC-T cells and ensure we can effectively manage our supply chain, quality, manufacturing costs and other associated production areas. Our manufacturing suite at Catapult is now operational, and we expect to use it to manufacture and supply TRuC-T cells for our clinical trials in the second half of 2020. We anticipate that our suite at Catapult will significantly increase our total manufacturing capacity. Ability to use our product candidates manufactured in our suite at Catapult for our clinical trials will depend on, among other factors, receiving appropriate approvals and clearance from the UK’s Medicines and Healthcare Products Regulatory Agency (MHRA), and the successful recruitment and training of appropriate personnel to support full operation of the manufacturing suite. While we are relying on consultants and other resources with MHRA licensing experience, as a company, we have no prior experience in gaining MHRA approval for a manufacturing facility, and our approval is dependent in part on the timely support, actions and compliance of Catapult, as well, which we are not able to control. Any delay in the MHRA approval or our ability to attract and train personnel may delay the manufacture of clinical trial material in our suite at Catapult, causing us to continue to reply on third-party manufacturing. In addition, the Cell and Gene Therapy Catapult facility contains suites for multiple companies. All companies in the facility must follow proper GMP guidelines in order to maintain the facility’s compliance. Failure of another company to properly follow GMP guidelines could affect the facility’s GMP compliance and our ability to manufacture our product candidates for our clinical trials at the Cell and Gene Therapy Catapult facility.

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

*The market opportunities for our product candidates may be relatively small as it will be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include hematopoietic stem cell transplantation in certain cancers, chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect to initially seek approval of our product candidates in most instances at least as a second or third line therapy, for use in patients with relapsed or refractory metastatic cancer. Subsequently, for those product candidates that we believe prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our product candidates, even if licensed as a second or third or subsequent line of therapy, would be licensed for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. Consequently, the potentially addressable patient population for our product candidates may be extremely limited or may not be amenable to treatment with our product candidates.

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

*A variety of risks associated with marketing our product candidates, if approved, internationally could materially adversely affect our business.

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

Risks Related to Government Regulation

*The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

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

Securing regulatory approval also requires the submission of information about the biologic manufacturing process and inspection of manufacturing facilities by the relevant regulatory authority. The FDA or comparable foreign regulatory authorities may find deficiencies or fail to approve our manufacturing processes or facilities, whether run by us or our commercial manufacturing organizations (CMOs). In addition, if we make manufacturing changes to our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions.

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
•the FDA’s or the applicable foreign regulatory agency’s findings of deficiencies or failure to approve the manufacturing processes or facilities of third-party manufacturers upon which we rely;

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

*We may seek orphan drug status for TC-210, TC-110 and some of our other future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or licensure compared to candidate products considered for licensure under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for TC-210 or TC-110 and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive breakthrough therapy designation.

*A Fast Track designation by the FDA, even if granted for TC-210, TC-110 or any other future product candidate(s), may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply to FDA for FDA Fast Track designation for a particular indication. We plan to seek Fast Track designation for TC-210 and TC-110 and may seek Fast Track designation for certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

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

*Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy, or REMS, program in order to license our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, cGTPs and good clinical practices (GCPs) for any clinical trials that we conduct post-licensure. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
•revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•imposition of a REMS, which may include distribution or use restrictions;
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

As of July 30, 2020, we had 94 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, and, may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2019, we have cumulative net operating loss carryforwards of approximately $62.2 million and $63.9 million available to reduce federal and state taxable income, respectively, of which $58.1 million of federal net operating losses will carryforward indefinitely, with the remaining federal and state losses beginning to expire in 2035. In addition, we have cumulative federal and state tax credit carryforwards of $3.5 million and $1.7 million, respectively, available to reduce federal and state income taxes which will begin to expire in 2039 and 2034, respectively. Our net operating loss carryforwards and tax credit carryforwards may be limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may affect the limitation in future years. Under the Tax Cuts and Jobs Act, federal net operating losses generated after December 31, 2017 will not be subject to expiration.

*Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act (the TCJA), was enacted in 2017 and significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA, among other things, included significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, a limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Additionally, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which, among other things, suspends the 80% limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021,  permits a 5-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted earnings for taxable years beginning in 2019 and 2020. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. On July 31, 2020, we completed the sale of 9.2 million shares of stock in at a public offering price of $15.50 per share. We raised net cash proceeds of approximately $133.6 million from the offering. As of June 30, 2020, we had cash, cash equivalents and short-term investments of $124.8 million which excludes the proceeds from the July 2020 offering. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since June 30, 2020, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

As of August 3, 2020, our executive officers, directors, and 5% stockholders beneficially owned approximately 55% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6.EXHIBITS

Number	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38811	3.1	2/25/2019

3.2	Amended and Restated By-laws of the Registrant	8-K	001-38811	3.2	2/25/2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

32.1+	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Date:	August 12, 2020	TCR[2] Therapeutics Inc.

		By:	/s/ Mayur (Ian) Somaiya
Mayur (Ian) Somaiya
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)