Form 10-Q
period 2020-09-30
TCR2 THERAPEUTICS INC.
filed 2020-11-12
CIK 1750019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, there were 33,422,129 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

TCR2 Therapeutics Inc.

Summary of the Material Risks Associated with Our Business

•

Our approach to the discovery and development of product candidates based on our TRuC-T cell platform represents a novel approach to cancer treatment, which creates significant challenges for us. Further, we are very early in our development efforts. Most of our product candidates are still in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

•

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

•

We have limited experience as a company in conducting clinical trials. Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

•

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

•

The market opportunities for our product candidates may be relatively small as it will be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.

•

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

•

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.

•

The current outbreak of novel coronavirus, or COVID-19, has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies. COVID-19 has affected our on-going clinical trials and could seriously harm our development efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

•

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

•	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
•	Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
•	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•

Our stock price has been and will likely continue to be volatile. Securities class action or other litigation involving our company or members of our management team could also substantially harm our business, financial condition and results of operations.

•

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors. We are also a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

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

•	the implementation of our strategic plans for our business, any product candidates we may develop and our technology;
•	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	the rate and degree of market acceptance and clinical utility for any product candidates we may develop;
•	our estimates regarding our expenses, future revenues, capital requirements and our needs for additional financing;
•	our ability to maintain and establish collaborations;
•	our ability to effectively manage our anticipated growth;
•	developments relating to our competitors and our industry, including the impact of government regulation;
•	our estimates regarding the market opportunities for our product candidates;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act;
•	the current and future impact of the COVID-19 pandemic on our business;
•	our financial performance; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

Part I

Item 1. Financial Statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$101,614	$65,296
Investments	145,109	92,828
Prepaid expenses and other current assets	7,509	5,061
Total current assets	254,232	163,185

Property and equipment, net	6,201	4,926
Restricted cash	417	417
Total assets	$260,850	$168,528

Liabilities and stockholders’ equity
Accounts payable	$2,948	$2,483
Accrued expenses and other current liabilities	4,904	5,050
Total current liabilities	7,852	7,533

Other liabilities	635	546
Total liabilities	8,487	8,079

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value. 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2020 and December 31, 2019, respectively.	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 33,397,669 and 24,050,936 shares issued; 33,380,211 and 23,981,109 shares outstanding at September 30, 2020 and December 31, 2019, respectively.	3	2
Additional paid-in capital	483,433	342,896
Accumulated other comprehensive income	191	142
Accumulated deficit	(231,264)	(182,591)
Total stockholders’ equity	252,363	160,449
Total liabilities and stockholders’ equity	$260,850	$168,528

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$12,820	$11,374	$37,682	$28,096
General and administrative	4,371	3,522	12,451	9,715
Total operating expenses	17,191	14,896	50,133	37,811
Loss from operations	(17,191)	(14,896)	(50,133)	(37,811)

Interest income, net	300	1,090	1,546	3,039
Loss before income taxes	(16,891)	(13,806)	(48,587)	(34,772)

Income taxes	31	-	86	-
Net loss	(16,922)	(13,806)	(48,673)	(34,772)

Accretion of redeemable convertible preferred stock to redemption value	-	-	-	$(49,900)
Net loss attributable to common stockholders	$(16,922)	$(13,806)	$(48,673)	$(84,672)

Per share information
Net loss per share of common stock, basic and diluted	$(0.56)	$(0.58)	$(1.86)	$(4.21)

Weighted average shares outstanding, basic and diluted	30,340,355	23,874,593	26,158,040	20,125,955

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(16,922)	$(13,806)	$(48,673)	$(34,772)
Unrealized gain (loss) on investments, net	(211)	18	49	336
Comprehensive loss	$(17,133)	$(13,788)	$(48,624)	$(34,436)

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	23,981,109	$2	$342,896	$(182,591)	$142	$160,449
Reclassification of shares issued and previously subject to repurchase	17,456	-	13	-	-	13
Exercise of stock options	57,904	-	185	-	-	185
Stock-based compensation expense	-	-	2,055	-	-	2,055
Unrealized loss on investments	-	-	-	-	(604)	(604)
Net loss	-	-	-	(15,506)	-	(15,506)
Balance at March 31, 2020	24,056,469	2	345,149	(198,097)	(462)	146,592
Reclassification of shares issued and previously subject to repurchase	17,456	-	13	-	-	13
Exercise of stock options	30,670	-	125	-	-	125
Stock-based compensation expense	-	-	2,064	-	-	2,064
Unrealized gain on investments	-	-	-	-	864	864
Net loss	-	-	-	(16,245)	-	(16,245)
Balance at June 30, 2020	24,104,595	2	347,351	(214,342)	402	133,413
Issuance of common stock, net of issuance costs	9,200,000	1	133,570	-	-	133,571
Reclassification of shares issued and previously subject to repurchase	17,457	-	13	-	-	13
Exercise of stock options	58,159	-	432	-	-	432
Stock-based compensation expense	-	-	2,067	-	-	2,067
Unrealized loss on investments	-	-	-	-	(211)	(211)
Net loss	-	-	-	(16,922)	-	(16,922)
Balance at September 30, 2020	33,380,211	$3	$483,433	$(231,264)	$191	$252,363

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock						Additional		Accumulated Other	Total Stockholders'
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2018	44,500,001	$72,980	62,500,000	$136,250	726,990	$-	$-	$(85,590)	$(106)	$(85,696)
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	39,779	-	13	-	-	13
Exercise of stock options	-	-	-	-	124	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	1,141	-	-	1,141
Unrealized gain on investments	-	-	-	-	-	-	-	-	107	107
Accretion of redeemable preferred stock to redemption value	-	34,789	-	15,111	-	-	(498)	(49,402)	-	(49,900)
Conversion of shares upon IPO	(44,500,001)	(107,769)	(62,500,000)	(151,361)	17,275,299	2	259,128	-	-	259,130
Initial public offering, net of issuance costs	-	-	-	-	5,750,000	-	77,155	-	-	77,155
Net loss	-	-	-	-	-	-	-	(9,903)	-	(9,903)
Balance at March 31, 2019	-	-	-	-	23,792,192	2	336,939	(144,895)	1	192,047
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	39,777	-	13	-	-	13
Exercise of stock options	-	-	-	-	24,721	-	18	-	-	18
Stock-based compensation expense	-	-	-	-	-	-	1,444	-	-	1,444
Unrealized gain on investments	-	-	-	-	-	-	-	-	211	211
Initial public offering, issuance costs	-	-	-	-	-	-	(34)	-	-	(34)
Net loss	-	-	-	-	-	-	-	(11,063)	-	(11,063)
Balance at June 30, 2019	-	-	-	-	23,856,690	2	338,380	(155,958)	212	182,636
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	19,115	-	13	-	-	13
Exercise of stock options	-	-	-	-	68,278	-	281	-	-	281
Stock-based compensation expense	-	-	-	-	-	-	2,012	-	-	2,012
Unrealized gain on investments	-	-	-	-	-	-	-	-	18	18
Net loss	-	-	-	-	-	-	-	(13,806)	-	(13,806)
Balance at September 30, 2019	-	$-	-	$-	23,944,083	$2	$340,686	$(169,764)	$230	$171,154

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(48,673)	$(34,772)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,114	558
Stock-based compensation expense	6,186	4,597
Deferred tax liabilities	86	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,449)	(3,615)
Accounts payable	610	489
Accrued expenses and other liabilities	(114)	1,697
Cash used in operating activities	(43,240)	(31,046)

Investing activities
Purchases of equipment	(2,523)	(3,060)
Purchases of investments	(162,147)	(126,534)
Proceeds from sale or maturity of investments	109,916	82,990
Cash used in investing activities	(54,754)	(46,604)

Financing activities
Proceeds from public offering of common stock, net of issuance costs	133,570	79,121
Proceeds from the exercise of stock options	742	299
Cash provided by financing activities	134,312	79,420

Net change in cash, cash equivalents, and restricted cash	36,318	1,770
Cash, cash equivalents, and restricted cash at beginning of year	65,713	47,964
Cash, cash equivalents, and restricted cash at end of period	$102,031	$49,734

Supplemental disclosure of noncash activities
Conversion of redeemable convertible preferred stock to common stock	$-	$259,130
Accretion of redeemable convertible preferred stock to redemption value	$-	$49,900
Property and equipment additions in accounts payable	$125	$323

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

Shelf registration statement

On March 6, 2020, the Company filed a shelf registration statement on Form S-3 (the Shelf), with the Securities and Exchange Commission (SEC), which covers the offering, issuance and sale of up to an aggregate of $300.0 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $75.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf, which the Company refers to as the ATM Program. The Shelf was declared effective by the SEC on April 28, 2020. As of September 30, 2020, no sales have been made pursuant to the ATM Program.

Equity offering

On July 31, 2020, the Company closed a public offering of its common stock pursuant to which it issued and sold 9,200,000 shares of its common stock at a price to the public of $15.50 per share. The aggregate net proceeds received by the Company from the offering were approximately $133.6 million after deducting $9.0 million relating to underwriting discounts and commissions and offering expenses.

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

The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of September 30, 2020 of $246,723 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these unaudited consolidated financial statements.

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

As of September 30, 2020, the Company has manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in the party’s ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Fair value of financial instruments

At September 30, 2020 and December 31, 2019, the Company’s financial instruments consist of money market funds, U.S. Treasury securities, and corporate bonds and are included in investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2020 and December 31, 2019, cash equivalents consisted of U.S treasuries, corporate bonds, and government-backed money market funds.

Investments

As of September 30, 2020, all investments were classified as available-for-sale and were carried at their estimated fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) until realized. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments in debt securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in earnings. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

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

The following potentially dilutive securities, on an as converted basis, have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2020 and 2019, as they would be antidilutive:

	As of September 30,
	2020	2019
Stock options outstanding	4,131,932	3,433,743
Common stock warrants	203,676	203,676
Employee stock purchase plan	1,557	1,910
Unvested shares of restricted stock	-	1,660
Total	4,337,165	3,640,989

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

Reconciliation of cash, cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets to the total of the same such amounts shown in the unaudited consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019.

	As of September 30,
	2020	2019
Cash and cash equivalents	$101,614	$49,317
Restricted cash	417	417
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$102,031	$49,734

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

The standard will be effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. For all other entities and emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company will adopt the new standard beginning January 1, 2022. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to apply the standard either (1) on the January 1, 2022 effective date, or (2) the beginning of the earliest comparative period presented in its financial statements. The standard includes a number of practical expedients that the Company is evaluating and may elect to apply. Early adoption is permitted. The Company expects that the adoption of the new leasing standards will result in the recognition of material right-of-use assets and lease liabilities on the consolidated balance sheets but does not expect it to have a material impact on its results of operations or cash flows.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

4. Investments and Fair Value Measurements

As of September 30, 2020, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$45,973	$205	$-	$46,178
U.S. Treasury securities	98,945	-	(14)	98,931
Total	$144,918	$205	$(14)	$145,109

As of December 31, 2019, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$92,686	$145	$(3)	$92,828

The amortized cost and estimated fair value of marketable securities, by contractual maturity:

	September 30, 2020
	Amortized Cost	Fair Value
Due within one year or less	$144,918	$145,109

	December 31, 2019
	Amortized Cost	Fair Value
Due within one year or less	$92,686	$92,828

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

The guidance requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1—Quoted prices (unadjusted in active markets for identical assets or liabilities)

Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly

Level 3—Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions

As of September 30, 2020, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$100,070	$100,070	$100,070	$-	$-
Corporate bonds	45,973	46,178	-	46,178	-
U.S. Treasury securities	98,945	98,931	-	98,931	-
Total	$244,988	$245,179	$100,070	$145,109	$-

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

5. Property and Equipment

Property and equipment, net, consisted of:

	As of
	September 30, 2020	December 31, 2019
Laboratory equipment	$7,805	$5,717
Computer hardware and equipment	201	105
Furniture and fixtures	432	396
Leasehold improvements	320	312
Construction in process	352	203
	9,110	6,733
Less: accumulated depreciation	(2,909)	(1,807)
	$6,201	$4,926

Depreciation expense was $430 and $258 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense was $1,114 and $558 for the nine months ended September 30, 2020 and 2019, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	September 30, 2020	December 31, 2019
Employee compensation and related benefits	$2,812	$2,816
Professional fees	488	300
Contract manufacturing organization fees	766	500
Contract research organization fees	248	182
University partnerships	187	448
Property received not yet invoiced	198	260
Other	205	544
	$4,904	$5,050

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

The following table presents future minimum rent payments under non-cancellable operating leases with initial terms in excess of one year at September 30, 2020:

As of
September 30, 2020
2020	$855
2021	3,094
2022	2,550
2023	2,559
2024	2,491
Thereafter	1,054
Total minimum payments required	$12,603

Rent expense was $866 and $718 for the three months ended September 30, 2020 and 2019, respectively. Rent expense was $2,603 and $2,043 for the nine months ended September 30, 2020 and 2019, respectively.

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock (see Note 8), certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in the statements of operations. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and at September 30, 2020 and December 31, 2019. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation for the three and nine months ended September 30, 2020 and 2019 nor has the Company accrued any liability as of September 30, 2020 or December 31, 2019.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

8. Common Stock and Redeemable Convertible Preferred Stock

Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to the rights of holders of redeemable convertible preferred stock, common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. No dividends had been declared through September 30, 2020.

Preferred stock

The Board of Directors or any authorized committee thereof is expressly authorized, to the fullest extent permitted by law, to provide by resolution or resolutions for, out of the unissued shares of Undesignated Preferred Stock, the issuance of the shares of Undesignated Preferred Stock in one or more series of such stock, and by filing a certificate of designations pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of September 30, 2020, there are no preferred shares issued.

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

Dividends

Prior to the IPO, the holders of shares of Series A preferred stock were entitled to receive cumulative dividends of 6% from the date of issuance. Accumulated dividends were payable only when and if declared by the Board of Directors, in preference to dividends paid to holders of common stock. The dividend preference for Series A preferred stock was $0.06 per share, as adjusted for recapitalizations. No dividends have been declared through September 30, 2020.

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

Dividends

Prior to the IPO, the holders of shares of Series B preferred stock were entitled to receive cumulative dividends of 6% from the date of issuance. Accumulated dividends were payable only when and if declared by the Board of Directors, in preference to dividends paid to holders of Series B preferred stock and common stock. The dividend preference for Series B preferred stock was $0.12 per share, as adjusted for recapitalizations. No dividends were declared through September 30, 2020.

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

As of September 30, 2020, there were 1,698,837 shares of common stock available for future issuance under the 2018 Plan. Generally, options and restricted stock awards vest over a four-year period.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$798	$815	$2,414	$1,729
General and administrative	1,269	1,197	3,772	2,868
	$2,067	$2,012	$6,186	$4,597

Stock options

During the nine months ended September 30, 2019, there were 1,496,340 grants of stock options, 74,903 options forfeited, and 82,509 options exercised, respectively.

The following table summarizes the activity related to stock option grants to employees and non-employees for the nine months ended September 30, 2020:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Balance at December 31, 2019	4,189,292	$10.31	8.9
Granted	207,148	11.97
Exercised	(122,869)	4.08
Forfeited	(141,639)	12.94
Balance at September 30, 2020	4,131,932		8.2

Exercisable at September 30, 2020	1,698,232
Vested and expected to vest at September 30, 2020	4,131,932

As of September 30, 2020, there was $18.3 million in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 2.6 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options for the nine months ended September 30, 2020 and 2019 was determined using the methods and assumptions discussed below:

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items)

The grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.5%	2.27%
Expected term (in years)	6.1	6.0
Expected volatility	72.9%	70.8%
Annual dividend yield	0%	0%
Fair value of common stock	$7.86	$10.13

Warrants

As of September 30, 2020 and December 31, 2019, there were 203,676 warrants outstanding. During the nine months ended September 30, 2020 and 2019, the Company granted no warrants and there were no forfeitures.

As of September 30, 2020, there was $158 in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 0.3 years.

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

During the nine months ended September 30, 2020 and 2019, there were 23,864 shares and 10,614 shares issued under the 2018 ESPP, respectively.

10. Related party transactions

Consulting arrangements

On October 1, 2015, the Company entered into a consulting agreement with Dr. Patrick Baeuerle. Pursuant to the consulting agreement, Dr. Baeuerle agreed to perform such consulting, advisory and related services to and for the Company as may be reasonably requested. In exchange, the Company agreed to pay Dr. Baeuerle a consulting fee of €15 per month. On November 1, 2016, the Company amended the consulting agreement to revise Dr. Baeuerle’s consulting fee to be €3 per month. Dr. Baeuerle is also eligible for an annual bonus equal to 33% of the annual fees paid under the consulting agreement, subject to the discretion of the Company's Board of Directors based on Dr. Baeuerle’s performance and the Company's performance. The term of the agreement is one year, and automatically extends for additional one-year periods unless terminated. During the nine months ended September 30, 2020 and 2019, the Company incurred fees and travel related expenses to Dr. Baeuerle in the amount of $54 for each period, under the consulting agreement. Dr. Baeuerle is a member of the Company's Board of Directors and is a managing director at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities.

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

Dr. Finer was a member of the Board of Directors from 2015 until his resignation on April 30, 2020. Dr. Finer is not considered a related party after his resignation from the Board of Directors. During the nine months ended September 30, 2020 and 2019, the Company incurred fees and travel-related expenses to Pattern Recognition Ventures in the amount of $19 and $58, respectively. Dr. Finer has a financial interest in Pattern Recognition Ventures and is its managing member. Dr. Finer is an executive partner at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities.

On October 1, 2017, the Company entered into a consulting agreement with Globeways Holdings Limited. Dr. Morana Jovan-Embiricos has financial interests in Globeways Holdings Limited and is its founding director. Pursuant to the consulting agreement, Globeways Holdings Limited provided consulting, advisory and related services in exchange for consulting fees of $100 per year. During the nine months ended September 30, 2019, the Company incurred fees and travel-related expenses to Globeways Holdings Limited in the amount of $52. Dr. Jovan was a member of the Company's Board of Directors until her resignation on May 13, 2019. Dr. Jovan is the founding director of Globeways Holdings Limited. Globeways Holdings Limited is the appointed manager of certain affiliates of F2 Capital that collectively beneficially own more than 5% of the Company's voting securities. The consulting agreement with Globeways Holdings Limited was terminated in connection with Dr. Jovan-Embiricos's resignation from the Company's Board of Directors.

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

Since our inception in May 2015, we have focused significant efforts and financial resources on developing our TRuC platform, establishing and protecting our intellectual property portfolio, conducting research and development of our product candidates, manufacturing drug product material for use in preclinical studies, staffing our company and raising capital. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of our preferred and common stock. Through September 30, 2020, we have received gross proceeds of $399.6 million from the sale of our preferred and common stock.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of September 30, 2020, we had an accumulated deficit of $231.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Recent Developments

Equity Offering

On July 28, 2020, we entered into an underwriting agreement with Jefferies LLC, SVB Leerink LLC, Piper Sandler & Co. and BMO Capital Markets Corp., as representatives of the several underwriters named therein, relating to the issuance and sale by us of up to 9,200,000 shares of our common stock, including 1,200,000 shares of common stock subject to the underwriters’ option to purchase additional shares, at a public offering price of $15.50 per share. This offering was made pursuant to our Registration Statement on Form S-3 (File No. 333-236965), filed with the SEC on March 6, 2020 and declared effective on April 28, 2020, and a related prospectus dated April 28, 2020 and prospectus supplement dated July 28, 2020, which was filed with the SEC on July 29, 2020.

On July 31, 2020, in connection with the closing of the offering, we sold 9,200,000 shares of common stock, including the full exercise of the underwriters’ option to purchase 1,200,000 additional shares of common stock for net proceeds of approximately $133.6 million, after deducting $9.0 million relating to underwriting discounts and commissions and offering expenses.

Interim Data from TC-210 Phase 1/2 Clinical Trial

On July 26, 2020, we announced positive interim data from the first five patients treated in the Phase 1 portion of the TC-210 Phase 1/2 clinical trial for mesothelin-expressing solid tumors. All five patients showed tumor regression including two RECIST unconfirmed partial responses (one of which was later confirmed by independent central review) and two patients with stable disease through six months. Translational data further demonstrated TRuC-T cell expansion and activation. A manageable toxicity profile was observed with only one patient exhibiting TC-210-related non-hematologic grade >2 toxicity and no evidence of neurotoxicity or on-target, off-tumor toxicity.

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. As of November 2020, COVID-19 has spread to Europe, the United States and most other countries, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-

19 have intensified and the United States, including the Commonwealth of Massachusetts where a majority of our operations are located, Europe and Asia, all of which to varying degrees have implemented severe travel restrictions, social distancing requirements, and stay-at-home orders, and such restrictions have had the effect of delaying the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets. Safety measures in response to the pandemic continue to evolve and vary by jurisdiction.

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

The effect of the COVID-19 pandemic on our development timelines for TC-210 and TC-110, and its effect on our ability to manufacture for our clinical trials in the UK is uncertain. We believe that we have been able, as of the date of this Quarterly Report, to mitigate some of the impact from the COVID-19 pandemic on our ongoing clinical programs, however, we have been affected. As of the date of this Quarterly Report, we have been able to provide the following program updates, all of which may continue to be impacted by the COVID-19 pandemic:

•	we expect to provide an additional update of the Phase 1 portion of the TC-210 Phase 1/2 clinical trial in the fourth quarter of 2020;
•	we expect to provide an interim update of the Phase 1 portion of the TC-110 Phase 1/2 clinical trial in 2021; and
•	we expect to obtain certification of our manufacturing facility in Stevenage, UK in the fourth quarter of 2020.

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

Three Month Consolidated Statements of Operations

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Operating expenses
Research and development	$12,820	$11,374	$1,446
General and administrative	4,371	3,522	849
Total operating expenses	17,191	14,896	2,295
Loss from operations	(17,191)	(14,896)	(2,295)

Interest income, net	300	1,090	(790)
Loss before income taxes	(16,891)	(13,806)	(3,085)

Research and Development Expenses

Research and development expenses were $12.8 million for the three months ended September 30, 2020 compared to $11.4 million for the three months ended September 30, 2019. The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019 (in thousands).

	Three Months Ended September 30,
	2020	2019	Change
TC-210 research and development expenses	$1,627	$1,651	$(24)
TC-110 research and development expenses	1,527	1,128	399
Platform development expenses	1,321	1,324	(3)
Personnel expenses	5,742	4,964	778
Allocated facility expenses	1,469	1,341	128
Other expenses	1,134	966	168
	$12,820	$11,374	$1,446

The $1.4 million increase in research and development expense for three months ended September 30, 2020 as compared to the three months ended September 30, 2019 is primarily attributable to an increase of $0.8 million in additional personnel expenses as we have increased our headcount and related personnel expenses. In addition, we incurred $1.5 million for TC-110 for the three months ended September 30, 2020 compared to $1.1 million for the three months ended September 30, 2019. Facility costs increased $0.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase in other research and development expenses of $0.2 million for three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily attributable to an increase in general research operations and lab-related expenses. There was a minimal decrease in TC-210 research and development expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Platform development expenses were $1.3 million for the three months ended September 30, 2020 and the three months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the three months ended September 30, 2020, compared to $3.5 million for the three months ended September 30, 2019. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $0.4 million and an increase in legal and other professional fees of $0.4 million.

Interest Income, net

Interest income, net was $0.3 million for the three months ended September 30, 2020, compared to $1.1 million for the three months ended September 30, 2019. The decrease was due to lower interest rates in our commercial and investment accounts in the three months ended September 30, 2020.

Nine Month Consolidated Statements of Operations

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Operating expenses
Research and development	$37,682	$28,096	$9,586
General and administrative	12,451	9,715	2,736
Total operating expenses	50,133	37,811	12,322
Loss from operations	(50,133)	(37,811)	(12,322)

Interest income, net	1,546	3,039	(1,493)
Loss before income taxes	(48,587)	(34,772)	(13,815)

Research and Development Expenses

Research and development expenses were $37.7 million for the nine months ended September 30, 2020 compared to $28.1 million for the nine months ended September 30, 2019. The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019 (in thousands).

	Nine Months Ended September 30,
	2020	2019	Change
TC-210 research and development expenses	$5,680	$5,576	$104
TC-110 research and development expenses	4,071	2,406	1,665
Platform development expenses	3,462	2,591	871
Personnel expenses	17,064	12,159	4,905
Allocated facility expenses	4,083	3,173	910
Other expenses	3,322	2,191	1,131
	$37,682	$28,096	$9,586

The $9.6 million increase in research and development expense for nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is primarily attributable to an increase of $4.9 million in additional personnel expenses as we have increased our headcount and related personnel expenses. In addition, we incurred $4.1 million for TC-110 for the nine months ended September 30, 2020 compared to $2.4 million for the nine months ended September 30, 2019 as we filed our IND and started our TC-110 clinical trial during 2020. We increased platform development expenses $0.9 million for the nine months ended September 30, 2020 as compared to nine months ended September 30, 2019. Facility costs increased $0.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to additional lab and office space. The increase in other research and development expenses of $1.1 million for nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributable to an increase in general research operations and lab-related expenses. There was a minimal increase in TC-210 research and development expenses for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses were $12.5 million for the nine months ended September 30, 2020, compared to $9.7 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $2.1 million and there was an increase in public company expenses of $0.6 million.

Interest Income, net

Interest income, net was $1.5 million for the nine months ended September 30, 2020, compared to $3.0 million for the nine months ended September 30, 2019. The decrease was due to lower interest rates and lower average cash and investment balances in our commercial and investment accounts in the nine months ended September 30, 2020.

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

On March 6, 2020, we filed a shelf registration statement on Form S-3 (the Shelf), with the Securities and Exchange Commission (SEC), which covers the offering, issuance and sale by us of up to an aggregate of $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. The Shelf was declared effective by the SEC on April 28, 2020. As of September 30, 2020, no sales have been made pursuant to the ATM Program.

In July 2020, we completed a common stock offering, pursuant to which we issued and sold 9,200,000 shares of our common stock at a price to the public of $15.50 per share. We received aggregate net proceeds from the offering were approximately $133.6 million, after deducting underwriting discounts and commissions and other offering expenses paid.

As of September 30, 2020, we had cash, cash equivalents, and investments of $246.7 million.

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

Cash Flows

The following table summarizes our sources and uses of cash the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating activities	$(43,240)	$(31,046)
Investing activities	(54,754)	(46,604)
Financing activities	134,312	79,420

Operating Activities

During the nine months ended September 30, 2020, we used $43.2 million of cash in operating activities, resulting primarily from our net loss of $48.7 million partially offset by non-cash charges of $7.4 million, which related to depreciation and amortization and stock-based compensation, and a net decrease in operating assets and liabilities of $2.0 million. The increase of non-cash charges for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is due to an increase in the number of employees which drives the amount of share-based compensation as well as a higher level of investment in property and equipment which increases the amount of depreciation. The net increase in operating assets and liabilities was primarily attributable to payments for annual expenses paid during the first quarter of the year and amortized over the period of performance as well as payments to vendors as we service our clinical trials.

During the nine months ended September 30, 2019, we used $31.1 million of cash in operating activities, resulting primarily from our net loss of $34.8 million offset by non-cash charges of $4.8 million, which related to depreciation and amortization, stock-based compensation, and a net decrease in operating assets and liabilities of $1.2 million. The net decreases in operating assets and liabilities were primarily attributable to payment for annual expenses.

Investing Activities

During the nine months ended September 30, 2020, cash used in investing activities was $54.8 million, consisting primarily of purchases of investments net of maturities of $52.3 million and purchases of property and equipment of $2.5 million.

During the nine months ended September 30, 2019, cash used in investing activities was $46.6 million, consisting primarily of purchases of investments net of maturities of $43.5 million and purchases of property and equipment of $3.1 million.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $134.3 million primarily from our secondary equity offering of $133.6 million and $0.7 million from the exercise of stock options.

During the nine months ended September 30, 2019, net cash provided by financing activities was $79.4 million consisting primarily of net cash proceeds from the IPO.

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of (i) all global net sales of any of our products, if approved, and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in the statement of operations. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribe no value to the royalty agreement at inception and at September 30, 2020 and December 31, 2019. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Development of Our Product Candidates

Risks Related to Clinical Development

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

Risks Related to Manufacturing

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

We rely on third parties for the manufacture of our lentiviral vectors and our product candidates. We do not currently own any facility that may be used as our clinical scale manufacturing facility for our product candidates or lentiviral vector and we expect to rely on outside vendors to meet these manufacturing needs. Our GMP manufacturing suite at the Cell and Gene Therapy Catapult Limited center in Stevenage, United Kingdom (Catapult) is now operational, and, subject to the impact of COVID-19, we expect to obtain certification to manufacture and supply TRuC-T cells for our clinical trials in the fourth quarter of 2020. However, even once Catapult is producing clinical trial material, we will still continue to rely on third party manufacturers to meet our clinical trial demands.  We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We plan to make changes as we work to optimize the manufacturing process. For example, we may switch or be required to switch from research-grade materials to commercial-grade materials in order to get regulatory approval of our product candidates. We cannot be sure that even minor changes in the process will result in therapies that are safe and effective and licensed for commercial sale.

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

We are in the process of adding manufacturing capacity within Catapult’s GMP manufacturing center for our larger clinical trials and we may establish our own commercial manufacturing facility. This should mitigate our reliance on third-party vendors for the manufacture of TRuC-T cells and ensure we can effectively manage our supply chain, quality, manufacturing costs and other associated production areas. Our manufacturing suite at Catapult is now operational, and we expect to obtain certification to manufacture and supply TRuC-T cells for our clinical trials in the fourth quarter of 2020. We anticipate that our suite at Catapult will significantly increase our total manufacturing capacity. Ability to use our product candidates manufactured in our suite at Catapult for our clinical trials will depend on, among other factors, receiving appropriate approvals and clearance from the UK’s Medicines and Healthcare Products Regulatory Agency (MHRA), and the successful recruitment and training of appropriate personnel to support full operation of the manufacturing suite. While we are relying on consultants and other resources with MHRA licensing experience, as a company, we have no prior experience in gaining MHRA approval for a manufacturing facility, and our approval is dependent in part on the timely support, actions and compliance of Catapult, as well, which we are not able to control. Any delay in the MHRA approval or our ability to attract and train personnel may delay the manufacture of clinical trial material in our suite at Catapult, causing us to continue to reply on third-party manufacturing. In addition, the Cell and Gene Therapy Catapult facility contains suites for multiple companies. All companies in the facility must follow proper GMP guidelines in order to maintain the facility’s compliance. Failure of another company to properly follow GMP guidelines could affect the facility’s GMP compliance and our ability to manufacture our product candidates for our clinical trials at the Cell and Gene Therapy Catapult facility.

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

Risks Related to Commercialization

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

Risks Related to Our Reliance On Third Parties

Third Party Risks Related to Our Product Development

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

Risks Related to Third Party Agreements

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

Risks Related to Our Financial Condition and Capital Requirements

Risks Related to Operating History

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates. We have no products licensed for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our preferred stock, our initial public offering and subsequent public offerings.

We have incurred significant net losses in each period since our inception in May 2015. For the year to date ended September 30, 2020, we incurred a net loss of $48.7 million. As of September 30, 2020, we had an accumulated deficit of $231.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Risks Related to Raising Additional Capital

*If we fail to obtain additional financing, we may be unable to continue our research and product development programs.

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

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $86.3 million, inclusive of the exercise of the underwriters' overallotment option. On July 31, 2020, we completed a stock offering raising gross proceeds of approximately $142.6 million. September 30, 2020 we had cash, cash equivalents and short-term investments of approximately $246.7 million. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

We believe that our existing cash, cash equivalents and investments, including our net proceeds from the IPO and secondary offering, will be sufficient to fund our operations at least into 2023. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

•

The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our ongoing clinical trials. We remain in active dialog with our contract research organizations, or CROs, and clinical sites to minimize the impact of this pandemic to our TC-210 and TC-110 Phase 1/2 clinical trials without adversely impacting the safety of patients. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread. While we are committed to providing an additional update of the Phase 1 portion of the TC-210 Phase 1/2 clinical trial in the fourth quarter of 2020 and an interim update of the Phase 1 portion of the TC-110 Phase 1/2 clinical trial in 2021, the effect of the COVID-19 pandemic may impact the exact timing or content of these interim updates.

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

•

Our manufacturing suite at Catapult in Stevenage, UK is now operational, and, subject to the impact of the COVID-19 pandemic, we expect certification to manufacture and supply TRuC-T cells for our clinical trials in the fourth quarter 2020. However, our ability to manufacture our product candidates at Catapult for our clinical trials will depend on, among other factors, receiving appropriate approvals and clearance from the UK’s Medicines and Healthcare Products Regulatory Agency (MHRA). Limited MHRA resources and a focus on the COVID-19 pandemic may delay the MHRA’s review and approval of our manufacturing suite, and affect our expected manufacturing timelines.

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

Risks Related to Our Intellectual Property

Risks Related to Protecting Our Intellectual Property

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

Risks Related to Third Party Intellectual Property

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

Risks Related to Intellectual Property Litigation

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

Risks Related to Intellectual Property Laws

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

Risks Related to Government Regulation

Risks Related to Regulatory Approval

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

Risks Related to Government Regulations Internationally

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

Risks Related to Employee Matters and Managing Growth

Risks Related to Employee Matters

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

Risks Related to Growing Our Organization

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of November 3, 2020, we had 109 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Risks Related to Business Disruption

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

Risks Related to our Common Stock

Risks Related to Volatility in the Trading of Our Common Stock

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. On July 31, 2020, we completed the sale of 9.2 million shares of stock in at a public offering price of $15.50 per share. We raised net cash proceeds of approximately $133.6 million from the offering. As of September 30, 2020, we had cash, cash equivalents and short-term investments of $246.7 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since September 30, 2020, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Risks Related to Our Status as an “Emerging Growth Company” and a Smaller Reporting Company

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

Risks Related to Dividends

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

Risks Related to Insider Control

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

As of November 3, 2020, our executive officers, directors, and 5% stockholders beneficially owned approximately 57% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Risks Related to Operating as a Public Company

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

Risks Related to Our Charter and Bylaws

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

Risks Related to Tax and Accounting

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

Risks Related to Market Analysis

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

Date:	November 12, 2020	TCR[2] Therapeutics Inc.

		By:	/s/ Mayur (Ian) Somaiya
Mayur (Ian) Somaiya
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)