Form 10-K
period 2020-12-31
TCR2 THERAPEUTICS INC.
filed 2021-03-16
CIK 1750019

0-K?

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No  ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020:  $216,090,573

As of March 1, 2021, there were 38,137,440 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

TCR2 Therapeutics Inc.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in “Item 1A—Risk Factors,” and include, but are not limited to, the following:

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

•

Our business is highly dependent on our clinical trials for our lead product candidates, gavo-cel and TC-110, and we must complete IND-enabling studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates. We cannot be certain that we will be able to complete ongoing clinical trials, initiate future planned clinical trials, or advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of TCR2 Therapeutics Inc. (the “Company”) contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could”, “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects”, “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements appear in a number of places in this Annual Report on Form 10-K and include, but are not limited to, statements about:

•	the timing of preclinical studies and clinical trials of gavo-cel, TC-110 and any other product candidates;
•	our need to raise additional funding before we can expect to generate any revenues from product sales;
•	our ability to submit our planned INDs, conduct successful clinical trials and obtain regulatory approval for gavo-cel, TC-110 or any other product candidates that we may identify or develop;
•	the ability of our TRuC-T cell platform to generate and advance additional product candidates;
•	our ability to establish an adequate safety, potency and purity profile for gavo-cel, TC-110 or any other product candidates that we may pursue;
•

our ability to manufacture gavo-cel, TC-110 or any other product candidate in conformity with our specifications and with the U.S. Food and Drug Administration’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;

•	the implementation of our strategic plans for our business, any product candidates we may develop and our technology;
•	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	the rate and degree of market acceptance and clinical utility for any product candidates we may develop;
•	our expectations related to the use of proceeds from our initial public offering;
•	our estimates regarding our expenses, future revenues, capital requirements and our needs for additional financing;
•	our ability to maintain and establish collaborations;
•	our ability to effectively manage our anticipated growth;
•	developments relating to our competitors and our industry, including the impact of government regulation;
•	our estimates regarding the market opportunities for our product candidates;
•	the impact of the ongoing COVID-19 pandemic on our business, operations, strategy, goals and anticipated timelines;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals; and
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act;
•	our financial performance; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

Item 1. Business

Overview

We are a clinical-stage cell therapy company developing a pipeline of novel T cell therapies for patients suffering from cancer by powering the T cell receptor (TCR) with our proprietary, first-in-class TCR Fusion Construct T cells (TRuC-T cells). Designed to overcome the limitations of current cell therapy modalities, our TRuC-T cells specifically recognize and kill cancer cells by harnessing the entire TCR signaling complex, which we believe is essential for T cell therapies to be effective in patients with solid tumors.

Our lead TRuC-T cell targeting solid tumors is gavocabtagene autoleucel (gavo-cel, formerly TC-210). We are conducting our Phase 1/2 clinical trial for gavo-cel to treat patients with non-small cell lung cancer (NSCLC), ovarian cancer, malignant pleural/peritoneal mesothelioma and cholangiocarcinoma. We estimate the patient population for gavo-cel in the four indications which we are exploring in our clinical trial is up to 80,000 patients in the United States alone. Based on interim data readouts from patients in dose escalation in our Phase 1/2 clinical trial, gavo-cel has demonstrated consistent clinical benefit, with every patient experiencing tumor regression and a 100% disease control rate (DCR). As of the November 24, 2020 cutoff date, we have observed a 38% Overall Response Rate (ORR) with three RECIST partial responses (PRs) (2 confirmed and 1 unconfirmed PRs), including the first ovarian cancer patient to ever achieve a PR with an engineered cell therapy and one mesothelioma patient achieving a complete metabolic response. The safety profile of gavo-cel continues to be manageable with no neurotoxicity or on-target, off-tumor toxicities observed. Based on our mesothelin cutoff screening protocol (confirmed positive mesothelin expression on ≥50% of tumor cells that are 2+ and/or 3+ by immunohistochemistry), 45% of patients screened have been eligible to be enrolled in our clinical trial. We have received an Food and Drug Administration (FDA) Orphan Drug Designation for the treatment of mesothelioma with gavo-cel and also plan to apply for FDA Fast Track designation for gavo-cel. We anticipate interim updates of the Phase 1 portion of the gavo-cel Phase 1/2 clinical trial throughout 2021.

Our lead TRuC-T cell targeting hematological malignancies is TC-110. In the Phase 1/2 clinical trial for TC-110, we are treating patients with adult acute lymphoblastic leukemia (aALL) and with aggressive or indolent non-Hodgkin’s lymphoma (NHL). We estimate the patient population for TC-110 in the three indications which we are exploring in our clinical trial is up to 13,700 patients in the United States alone. In our preclinical studies of TC-110, we have observed better anti-tumor activity, improved persistence and lower cytokine release compared to chimeric antigen receptor (CAR) T cells we engineered to target CD19. Based on these preclinical studies, we believe we can improve on the efficacy and safety of current CD19 therapies. We continue to treat patients in the dose escalation portion of the study and anticipate an interim update from the Phase 1 portion of the TC-110 Phase 1/2 clinical trial in 2021.

In addition to our two lead clinical programs, we are expanding our pipeline by utilizing our versatile platform to address some of the primary challenges to cell therapies such as the hostile and immunosuppressive tumor microenvironment. These include enhancements, such as: TC-510, our TRuC-T cell co-expressing a PD-1:CD28 switch receptor that converts inhibitory PD-1 signaling into positive costimulation and IL-15 pathway enhancements to improve T cell persistence; dual targeting TRuC-T cells to combat tumor heterogeneity; and other accessories to combat the tumor microenvironment. We are also pursuing new targets such as CD70 and GPC3 for which we believe TRuC-T cells offer advantages over existing therapeutic modalities. We continue to advance our allogeneic, or off-the-shelf, TRuC-T cell approaches to simplify manufacturing, reduce cost of therapy, and improve patient access. We anticipate filing an IND for TC-510 in 2021, presenting preclinical data for our autologous CD70 and allogeneic mesothelin TRuC-T cell programs, among others, throughout 2021; and selecting a development candidate for our allogeneic program in 2021.

Our TRuC platform originated from the work of our scientific founder, Dr. Patrick Baeuerle, a leading immunologist who developed the world’s first bispecific antibody, Blincyto®. We have assembled a scientific team with deep translational medicine, manufacturing, and immunotherapy expertise to develop optimally designed TRuC-T cells to treat patients suffering from a wide range of hematologic cancers and solid tumors. Our management team brings extensive experience in cell therapy, including CAR-T and TCR-T cells, and all phases of drug discovery, development and manufacturing gained at large pharmaceutical and biotechnology companies, and we believe they will enable us to continue advancing our pipeline and expanding the capabilities of our platform.

Our Strategy

Our goal is to cure certain cancers with our TRuC-T cell therapies. We intend to make a difference in the lives of patients by building a fully integrated cancer cell therapy company offering the first HLA-independent T cell therapy that works through activation of the full TCR. The key components of our strategy are:

•

Rapidly advance clinical development of our lead solid tumor program and lead hematological malignancy program to validate our TRuC platform. Our strategy for our TRuC platform includes the initial pursuit of validated immunotherapy targets, such as mesothelin and CD19, based on well-characterized disease models in an attempt to minimize target risk. We are treating patients with gavo-cel, our lead TRuC-T cell targeting mesothelin-expressing solid tumors, in the dose escalation portion of our Phase 1/2 clinical trial. We are treating patients with TC-110, our lead TRuC-T cell targeting patients with CD19-positive B-cell hematological malignancies, in the dose escalation portion of our Phase 1/2. We believe promising clinical trial results in these initial programs could translate into broader therapeutic potential for our TRuC platform.

•

Exploit the versatility of our platform to broaden our pipeline. We are exploring new targets such as CD70 and GPC3 for which we believe TRuC-T cells offer advantages to existing therapeutic modalities and are developing several additional enhancements such as the PD-1:CD28 switch receptor that may be incorporated into our future product candidates to overcome tumor defense mechanisms, including dual-antigen targeting TRuC-T cells to minimize the possibility of antigen escape and cancer relapse. We are also developing several strategies to counter the prominent immunosuppressive mechanisms in the tumor microenvironment, including interference with immune checkpoint pathways. Further, we are evaluating proprietary designs for allogeneic, or off-the-shelf, TRuC-T cells which will enable us to broaden access to patients.

•

Scale our manufacturing capacity to match our future product needs. We plan to develop our own manufacturing capabilities. We are currently manufacturing GMP-grade clinical lots for gavo-cel through third-party contractors. We have also established a manufacturing presence in both the US and UK by entering into agreements with ElevateBio BaseCamp and Cell Therapy Catapult Limited (Catapult). Our agreement with ElevateBio will support the manufacturing demand for the expansion portion of the gavo-cel Phase 1/2 clinical trial and enables utilization of our own equipment in close proximity to our U.S. headquarters in Cambridge, MA. The Catapult agreement will allow us to manufacture our TRuC-T cells using our own personnel at Catapult’s facility while expanding our capacity to supply future clinical trials. We can also apply our learnings from ElevateBio and Catapult towards our own future commercial manufacturing and multiple suppliers will diversify and help to solidify our clinical trial manufacturing capacity. If our clinical trials are successful, given the size of the patient population that can potentially be targeted by our product candidates, we plan to build our own manufacturing facility.

•

Retain significant economic and commercial rights to our product candidates and potentially acquire or in-license strategic complementary businesses, assets or technologies. We currently own all rights to our product candidates and programs and intend to build a fully integrated cell therapy company. We intend to maintain product rights in key geographies, in particular for gavo-cel. We believe the versatility of our platform presents an opportunity for us to selectively form strategic collaborations and acquire or in-license complementary businesses, assets or technologies allowing us to expand our capabilities and product offerings into other therapeutic areas and potentially accelerate the development and maximize the commercial potential of our product candidates.

Our Pipeline

The versatility of our platform is highlighted by our lead programs and multiple approaches in development. We have generated a broad pipeline with assets that address both solid tumors and hematological malignancies. Our product candidates are listed in the figure below.

Our Focus

According to a 2017 press release from the FDA upon the licensure of the first engineered T cell therapy for cancer, the field is "entering a new frontier in medical innovation with the ability to reprogram a patient’s own cells to attack a deadly cancer." We founded our company to build on these early T cell therapy innovations while addressing their limitations and making our product candidates available to a broader patient population.

The immune system is responsible for protecting the human body against viral and bacterial infections, as well as mutated and cancerous cells. A critical component of the immune system are T cells that are able to target and kill these agents by using TCR recognition of cell surface markers known as antigens. Existing T cell therapies for cancer, including CAR-T cells and engineered TCR-T cells, attempt to replicate this mechanism. While current T cell therapies have shown encouraging efficacy data, they have limitations that we believe our TRuC-T cell product candidates can address by leveraging the entire TCR complex.

Our Approach Utilizes the Full T-Cell Receptor

The TCR is one of the body’s most complex receptors, composed of an antigen-recognizing heterodimer (TCRα and TCRβ chains) which binds to specific peptide-MHC ligands in association with a complex of signaling subunits, collectively called CD3: CD3γ, CD3δ, and two subunits each of CD3ε and CD3ζ. The contribution and interplay of the TCR’s six different receptor subunits to its very broad and complex signaling activities in T cells is not fully understood but we believe all subunits play an important role in regulating and tuning activation signals downstream of the TCR. In total, the six different CD3 subunits contain ten immune receptor tyrosine-based activation motifs (ITAM) and the multiplicity of ITAMs within the TCR regulates the signaling potency and thereby the strength of T cell activation following TCR ligation. Besides ITAMs, other unique motifs in the intracellular domains of CD3γ, CD3δ, CD3ε, and CD3ζ are crucial for homeostasis, negative feedback regulation, signaling, and function of the TCR complex. In contrast to CAR-Ts, which operate as stand-alone receptors utilizing only one of the six TCR subunits (CD3ζ), TRuCs fully integrate into the TCR complex and therefore have the potential utilize the full signaling capacity of the TCR and take advantage of its intrinsic regulatory mechanisms.

Our Novel T-Cell Receptor Fusion Construct (TRuC) Platform

We are pioneering the development of a novel, transformative T cell engineering platform which, based on its design and our preclinical studies, we believe has the potential to address the shortcomings of CAR-T cells and TCR-T cells and is fundamentally different from these existing approaches. Research over more than two decades has shown that each of the TCR subunits makes distinct contributions to the activation and regulation of T cells and the sum of the TCR subunits is required to optimally activate and control the function of T cells. We believe that engaging the entire TCR signaling complex is required to fully realize the potential of T cells in their fight against cancer.

Our T cell engineering approach relies upon natural TCR elements to produce therapeutic T cells that function independently of HLA restriction. To that end, we fuse a cancer antigen recognition domain (i.e. antibody-based binder) directly to a subunit of the TCR and use a lentiviral vector to transfer the genetic information for the TRuC construct into a patient’s own T cells. This modified subunit then naturally integrates into the native TCR complex, creating an engineered T cell equipped with a new "homing device" to detect and engage a specific antigen on the surface of cancer cells. Upon antigen engagement, these T cells harness the entire TCR to produce a highly potent T cell response against cancer. We refer to T cells engineered with our TCR fusion constructs as TRuC-T cells. In preclinical studies of both solid tumors and hematological malignancies we have observed greater anti-tumor activity, longer persistence and less cytokine release compared to CAR-T cells we have engineered to target the same cancer antigen. Our findings suggest that the signal delivered through the full TCR by TRuCs results in efficient T cell activation while avoiding overactivation and overproduction of cytokines as occurs in CARs. We believe that these properties could translate into more durable responses with potentially fewer adverse events for patients with cancer.

The figure below describes the natural HLA-restricted TCR complex as compared to the HLA-independent TRuC TCR.

Our platform enables the design of TRuC-T cells with a number of potential advantages, as described in the table below:

ATTRIBUTES	FEATURES	MECHANISMS	DESIRED PATIENT OUTCOME
Optimized Signaling	TRuC construct integrates into and utilizes the full signaling capacity of the natural TCR	• Naturally controlled T cell responses through TCR regulatory motifs	• Produce a more powerful, well-controlled anti-tumor T cell response
		• Avoids cytokine overproduction	• Lower risk of adverse events
• No requirement for built-in costimulatory domain
Solid Tumor Efficacy	Potent elimination of solid tumors with long-term functional persistence	• Efficient solid tumor penetration and retention	• Overcomes restricted T cell migration in solid tumors
		• Favorable metabolic profile promotes T cell fitness	• Long-term persistence to achieve durable responses
• Promotion of memory T cell phenotype
Versatile Targeting	Reprogramming of the TCR by antibody-based binder recognition of tumor antigens	• HLA-independent tumor antigen recognition through the full TCR	• Avoids HLA downregulation as a mechanism of escape/relapse
		• Ability to attack tumors based on the recognition of two different antigens	• Improved response rates in tumors with heterogeneous target antigen expression
	Dual targeting	• Screening of diverse binder pools yields TRuC-T cells with optimal properties
• Reduced risk of relapse due to antigen escape
	Broad range of available binder formats allows identification of optimized TRuC for each target	• Binder formats include, but are not limited to, single-chain variable fragments, single-domain antibodies and receptors	• TRuC optimization leads to increased likelihood of clinical activity

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

gavo-cel: Our Lead Mono TRuC-T Cells Targeting Mesothelin Positive Solid Tumors

Our most advanced TRuC-T cell product candidate is gavo-cel, which targets mesothelin-positive solid tumors. Mesothelin is a cell-surface protein whose expression is mostly restricted to mesothelial cell layers lining the pleura, pericardium and peritoneum but which is not known to be expressed on any vital organs. While its expression on normal tissues is low, mesothelin is highly expressed in many solid tumors. The cancer types that we intend to treat in our Phase 1/2 clinical trial include non-small cell lung cancer, ovarian cancer, malignant pleural/peritoneal mesothelioma and cholangiocarcinoma. These cancers represent a patient population of up to 80,000 in the United States alone. By comparison, the addressable U.S. patient population with hematological malignancies for approved CD19-directed CAR-T therapies is estimated to be approximately 8,000. Additionally, we estimate potential expansion opportunities in six additional indications that overexpress mesothelin to represent a population of up to 163,000 patients.

In dose escalation in our Phase 1/2 clinical trial, gavo-cel has demonstrated consistent clinical benefit, with every patient experiencing tumor regression and a 100% DCR. We have observed a 38% ORR with three RECIST PRs, two mesothelioma patients and the first ovarian cancer patient to ever achieve a PR with an engineered cell therapy. We have received an FDA Orphan Drug Designation for the treatment of mesothelioma with gavo-cel and also plan to apply for FDA Fast Track designation for gavo-cel. We anticipate interim updates of the Phase 1 portion of the gavo-cel Phase 1/2 clinical trial throughout 2021.

Mesothelin is overexpressed on the cell surface in multiple cancers, including approximately 76% of malignant pleural mesotheliomas (the most common type of mesothelioma), 58% of ovarian cancers and 31% of NSCLC, among others. The following figure illustrates the proportion of cancer patients with mesothelin expressed on the surface of their tumors and are therefore potential candidates for gavo-cel therapy.

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

Ovarian Cancer Background

Epithelial ovarian cancer comprises approximately 90% of all ovarian malignancies. Approximately 22,000 patients in the United States were diagnosed with ovarian cancers in 2020 with an estimated 13,000 cases expressing mesothelin on the cell surface.

Taxane and platinum-based combinations have been the backbone of ovarian cancer treatment for the past 20 years, despite having very low efficacy rates (below 15%) in patients with advanced forms of the disease. The majority of patients progressing after platinum retreatment have no approved treatment options. Relapsed, recurrent ovarian cancer remains incurable with an estimated 14,000 deaths from ovarian cancer in 2020 in the United States alone.

Malignant Pleural/Peritoneal Mesothelioma Background

Malignant mesothelioma is a rare and aggressive malignancy arising from mesothelial cells lining the cavity surrounding the lungs (pleura), abdomen (peritoneum), heart (pericardium) or testes. Patients with either malignant pleural mesothelioma or malignant peritoneal mesothelioma are eligible for enrollment in our Phase 1/2 clinical trial of gavo-cel.

Malignant pleural mesothelioma is the most common form of mesothelioma, accounting for an estimated 84% of cases. Asbestos exposure causes approximately 80% of malignant pleural mesothelioma cases. There are an estimated 2,700 new cases per year of malignant mesothelioma in the United States of which an estimated 2,100 express mesothelin on the cell surface.

Effective treatment options for patients with malignant pleural mesothelioma are very limited. In October 2020, the FDA approved Opdivo (nivolumab) in combination with Yervoy (ipilimumab) for the first-line treatment of adults with malignant pleural mesothelioma that cannot be removed by surgery. This is the first drug regimen approved for mesothelioma in 16 years and the second FDA-approved systemic therapy for mesothelioma. In second line, the standard of care recommended is chemotherapy that includes a platinum salt and an anti-folate. Unfortunately, the ORR is 17% to 40% and the median overall survival of patients with malignant pleural mesothelioma is 12 to 19 months when systemic chemotherapy is used with or without anti-angiogenic agents or targeted therapy. Malignant mesothelioma causes approximately 2,500 deaths in the United States annually.

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

We plan to submit an FDA Orphan Drug Designation application for gavo-cel’s treatment of cholangiocarcinoma. In addition, we plan to apply for FDA Fast Track, FDA Breakthrough Therapy and additional Orphan Drug Designations, as well as Accelerated Approvals, where applicable.

gavo-cel Phase 1/2 Trial in Mesothelin-Positive Tumors

We have initiated a Phase 1/2 clinical trial of gavo-cel in patients with mesothelin-positive NSCLC, ovarian cancer, malignant pleural/peritoneal mesothelioma and cholangiocarcinoma. Given the high unmet need and limited treatment options in malignant pleural/peritoneal mesothelioma and cholangiocarcinoma, our goal is to obtain Fast Track designations for gavo-cel in those indications from the FDA, which we believe will provide the potential for accelerated licensing based on Phase 2 clinical trial data.

Our Phase 1/2 clinical trial consists of two parts:

•

In the Phase 1 portion of the clinical trial, patients will receive gavo-cel at four dose levels with or without lymphodepleting chemotherapy to determine the recommended Phase 2 dose (RP2D). At each dose level, gavo-cel T cells will be first given without lymphodepletion to one patient and, if deemed safe, given to the subsequent three patients following lymphodepleting chemotherapy.

•

The objective of the Phase 2 portion of the clinical trial, in addition to further characterizing the safety profile of gavo-cel, is to evaluate the efficacy of gavo-cel in mesothelin-expressing cancers as assessed by overall response rate (ORR) according to standard Response Evaluation Criteria In Solid Tumors (RECIST) v1.1 criteria (ORR: complete response + partial response). Secondary endpoints will include time to response, duration of response, progression free survival and overall survival. Approximately 50 patients will receive gavo-cel at the RP2D schedule and will be stratified according to their cancer diagnosis in four groups: NSCLC, ovarian cancer, malignant pleural/peritoneal mesothelioma and cholangiocarcinoma. A total of ten patients per indication will be infused with gavo-cel T cells, except in the NSCLC cohort where 20 patients will be treated, including eight receiving gavo-cel as single agent and 12 receiving gavo-cel in combination with the PD-1 blocking antibody.

Clinical findings

On December 13, 2020, we announced positive interim data from the ongoing Phase 1 portion of the gavo-cel Phase 1/2 clinical trial for mesothelin-expressing solid tumors. As of the November 24, 2020 data cutoff, three PRs according to RECIST 1.1 criteria have been recorded among the first eight patients treated on study in dose escalation, with our first ovarian cancer patient having achieved a confirmed PR in target lesions and a complete response in a non-target lesion through month six. This patient developed new lesions beginning after month three and is rated by RECIST as having progressive disease beginning with month four. In addition, the first patient treated at a higher gavo-cel dose (1x108/m2) without lymphodepletion achieved stable disease through two months without any significant toxicities, which has allowed patients to start treatment at that dose with the addition of lymphodepletion. The toxicity profile remains manageable with only two patients to date exhibiting gavo-cel-related non-hematologic grade >2 toxicity and no evidence of neurotoxicity or on-target, off-tumor toxicity. Translational data further demonstrated TRuC-T cell expansion and cytokine induction in all patients.

The primary objectives of the Phase 1 portion of the study are to define the safety profile of gavo-cel in patients whose tumors overexpress mesothelin and to determine the RP2D. Secondary objectives include ORR and DCR. Exploratory objectives include the assessment of expansion, tumor infiltration, and persistence of gavo-cel.

Summary of trial conduct, baseline characteristics and gavo-cel dose:

•

Safety Protocol: The new clinical trial protocol amendment allows the intra-cohort safety observation periods to be reduced to 14 days from 28 days, allowing the testing of a gavo-cel dose over a minimum of 56 days compared to the previous 84 days.

•	Screening: Forty-five percent of patients met the mesothelin expression cut-off as defined per protocol.

•	Manufacturing: Gavo-cel products meeting protocol defined specifications have been manufactured successfully for each patient for whom apheresis material was sent into production.

•

Patient Characteristics: Eight patients received gavo-cel including seven with mesothelioma and one with ovarian cancer with a median age of 65 years (range, 36-84 years). The median number of prior therapies was 5.5 (range, 3-9), including immune checkpoint inhibitor therapy (n=6) and anti-mesothelin therapies (n=3).

•	Gavo-cel Dose: The eight patients disclosed to date have received gavo-cel at the following dose level (DL):

o	DL 0: 5x10[7] cells/m2 without lymphodepletion – 1 mesothelioma

o	DL 1: 5x10[7] cells/m2 following lymphodepletion – 5 mesothelioma and 1 ovarian cancer

o	DL 2: 1x10[8] cells/m2 without lymphodepletion – 1 mesothelioma

Key clinical findings from the first eight patients treated with gavo-cel:

•

Safety: Gavo-cel was generally well tolerated, with no patients experiencing neurotoxicity or on-target, off-tumor toxicities. Two (25%) patients experienced Cytokine Release Syndrome (CRS) grade 3, which was successfully managed with tocilizumab and corticosteroids.

•

Clinical Activity: All eight patients have had at least one disease response assessment. The DCR was 100%, with all patients experiencing tumor regression. The median decrease in the sum of diameters of target lesions was 43% (range, 5% to 75%). The ORR was 38% (2 confirmed and 1 unconfirmed PRs) according to RECIST v1.1 criteria, including the first ovarian cancer patient to ever achieve a PR with an engineered cell therapy and one mesothelioma patient achieving a complete metabolic response.

•

Translational Data: Peak gavo-cel expansion (Cmax) occurred between days 7 and 23. Cmax increased when gavo-cel was administered following lymphodepletion. The median peak gavo-cel expansion was 811.9 copies/µg of genomic DNA (range, 520 to 5,901 copies/µg). Cytokine induction post-gavo-cel infusion was observed in all evaluable patients, which is indicative of mesothelin target engagement.

Design of gavo-cel

The construct used to generate gavo-cel is comprised of a humanized single-domain antibody that specifically binds to mesothelin on the cell surface. This binding domain is tethered to the human CD3ε subunit via a flexible linker to form the mesothelin-targeting TRuC construct, as shown below. We use a lentiviral vector to transfer the genetic information for the TRuC construct into a patient’s own T cells. Once in the T cell, the TRuC protein is expressed and integrated into the endogenous TCR followed by transport of the reprogrammed TCR to the cell surface. There, it redirects the TRuC-T cells to recognize mesothelin-positive tumor cells and activate them to eliminate mesothelin-positive tumors. We believe that gavo-cel’s unique way of engaging and powering T cells as well as its humanized binding domain could lead to improved clinical outcomes for patients. The following figure illustrates the design of gavo-cel.

TC-110: Our Lead Mono TRuC-T Cells Targeting CD19-Positive B-Cell Hematological Malignancies

We are also developing TC-110, a TRuC-T cell targeting CD19-positive B-cell hematological malignancies. The clinical development plan for TC-110 will initially focus on treating patients with adult ALL, DLBCL, FL, and other NHL subtypes. In our preclinical studies, we have observed better anti-tumor activity and persistence of TRuC-T cells compared to CAR-T cells we engineered to target CD19 while also exhibiting lower levels of cytokine release. Based on these preclinical studies, we believe we can improve on the efficacy and safety of current CD19 therapies. We continue to treat patients with TC-110 in the dose escalation portion of the study and anticipate an interim update from the Phase 1 portion of this clinical trial in 2021. We expect to seek FDA Fast Track designation.

Adult ALL Background

ALL is a cancer that results from the malignant proliferation of lymphoid progenitor cells in the bone marrow. It is characterized by an excess of malignant lymphoblasts, which in the vast majority of cases arise from progenitors of the B-cell lineage. In 2020, there were an estimated 6,100 cases of ALL and over 1,500 related deaths in the United States. Adults comprise approximately 45% of all ALL cases but make up more than 85% of ALL-related deaths.

While 80% to 90% of patients with pediatric ALL can be cured with standard therapy and the remaining 10-20% can be effectively treated with allogeneic stem cell transplantation or anti-CD19 CAR-T cell therapy, like Kymriah, the prognosis of adults with ALL is much worse, with a five-year overall survival of 30% to 40%. Furthermore, while Kymriah has been approved for pediatric patients with ALL, no CAR-T cell therapy has been approved in adults with ALL. Thus, the development of T cell therapies in adult patients with ALL will only be possible with platforms that are associated with significantly lower rates of severe CRS and neurotoxicity.

DLBCL Background

Non-Hodgkin lymphomas (NHL) comprise a heterogeneous group of malignancies. DLBCL is the most common subtype of NHL, constituting up to 40% of cases globally. In 2020 there were an estimated 77,000 new cases of NHL and 20,000 related deaths in the United States. Approximately two-thirds of patients with DLBCL are cured of their disease with frontline chemoimmunotherapy (R-CHOP). However, refractory patients have a median overall survival of only 6.3 months.

CD19-directed CAR-T cell therapy has shown activity in heavily pre-treated patients with CD19-positive DLBCL and three CAR-T cell therapies, Kymriah, Yescarta and Breyanzi, have been approved for that indication. However, the response rate six months post-infusion ranges from 37% to 62% and these therapies are associated with high rates of severe CRS (4% to 23%) and neurotoxicity (12% to 28%). Our preclinical data show better anti-tumor activity and lower cytokine release with TC-110 compared to CD28-based or 4-1BB-based CAR-T cells we engineered against CD19-expressing tumors.

Follicular Lymphoma Background

Follicular Lymphoma (FL) is the most common indolent NHL in the Western hemisphere accounting for 20% of patients with newly diagnosed NHL. Approximately 15,000 patients were diagnosed in the United States with FL in 2020. The clinical course of patients with FL is generally indolent, with many patients remaining asymptomatic for months or even years after diagnosis. However, 20% of patients with FL relapse within two years of R-CHOP therapy and have a median five-year survival rate of only 50% compared to 90% for the remaining 80% of patients with a longer response duration.

In 2021, Yescarta was the first approved treatment for adult patients with indolent follicular lymphoma. However, 8% of patients experienced Grade 3 or higher CRS and 21% of patients experienced neurologic events.

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

We plan to apply for FDA Fast Track designation, FDA Breakthrough Therapy designation, RMAT and Orphan Drug designations for TC-110, where applicable.

TC-110 Phase 1/2 Trial in CD19-Positive B-Cell Hematological Malignancies

We have initiated a Phase 1/2 clinical trial of TC-110 in patients with CD19-positive B-cell hematological malignancies including adult ALL, DLBCL, FL, and other NHL subtypes. Given the high unmet need and limited treatment options, we plan to apply for FDA Fast Track designation, FDA Breakthrough Therapy designation, RMAT and Orphan Drug designations for TC-110, where applicable.

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

TC-110 releases less cytokines than CAR-T cells

We investigated the effect of TC-110 on cytokine release compared to CAR-T cells we engineered in a cell culture model. CRS is a major safety concern for CAR-T cell therapies. In the model, cytokine levels produced by TC-110 were significantly lower than those released by the CAR-T cells we engineered. These results, as illustrated below, are consistent with the lower levels of cytokine release observed in solid tumor models treated with gavo-cel or the engineered CAR-T cells.

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

Enhancements

We are developing enhancements that further combat the immunosuppressive solid tumor microenvironment, including mechanisms designed to block a key cancer defense known as the PD-1/PD-L1 pathway. Our lead enhancement is TC-510, our mesothelin targeting TRuC-T cell co-expressing a PD-1:CD28 switch receptor. This switch receptor acts as a cell-intrinsic mechanism to overcome PD-L1/PD-L2 mediated immunosuppression. In our preclinical studies, upon repeated antigen stimulation, co-expression of the switch receptor in mesothelin-targeting T cells enhanced TCR signaling, prevented PD-L1-mediated functional T-cell inhibition, significantly increased proliferation and augmented the production of growth and effector cytokines. We anticipate an IND filing for the TC-510 program targeting mesothelin in 2021.

Our next most advanced enhancement is our IL-15 program followed by our dual TRuC-T cells, TRuCs that target two antigens, to combat heterogeneity in solid tumors and antigen escape in hematological malignancies, a leading mechanism of cancer relapse in patients receiving CAR-T cell therapy.

Allogeneic TRuC-T Cells

We are evaluating proprietary designs for off-the-shelf TRuC-T cells, aiming to give patients faster access to and reduce the costs of TRuC-T cell therapies. In our preclinical studies, we have demonstrated that utilizing our TRuC platform and employing CRISPR endonucleases yielded fully functional TRuC-T cells that lack alloreactivity and upregulated activation markers, secreted cytokines and killed tumors cells in an antigen-specific manner. We anticipate selecting a development candidate for our allogeneic program in 2021 and plan to report preclinical data on our mesothelin-targeted allogeneic TRuC in the first half of 2021.

Novel Targets

Due to the TRuC platform’s potential versatility, we believe that we have the capability to target many different cancer antigens and we are focused on the discovery and validation of novel targets to broaden the reach of TRuC-T cells in solid tumors and hematologic cancers. We plan to report preclinical data on our TRuC-T cell targeting CD70 in the first half of 2021.

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

In December 2018, we contracted with Cell Therapy Catapult Limited, United Kingdom to occupy a suite with our own personnel and equipment in their GMP manufacturing center in Stevenage, United Kingdom. Our UK manufacturing suite is now operational, and we expect our manufacturing suite to be MHRA certified in the middle of 2021. We estimate the UK facility operating at full capacity expands our manufacturing capacity to a total of up to 300 treatments per year and facilitates conducting clinical trials in the United States and Europe. Additionally, we intend to apply our learnings from Catapult towards our own future commercial manufacturing.

In November 2020, we contracted with ElevateBio, LLC, to leverage the extensive technical capabilities at ElevateBio BaseCamp, a world-class cell and gene therapy manufacturing facility based in Waltham, MA. Elevate BaseCamp was established as a center of innovation dedicated to cell and gene therapy research and development, process development and cGMP manufacturing operations, using state-of-the-art facilities designed to rapidly develop single and multi-product cell and gene therapies, regenerative medicine and immunotherapies. The BaseCamp partnership enables TCR2 Therapeutics to utilize our own equipment in close proximity to our U.S. headquarters in Cambridge, MA and establish additional manufacturing capacity and technical capabilities in the U.S. and will support the Phase 2 expansion portion of the gavo-cel Phase 1/2 clinical trial once a recommended Phase 2 dose is defined. Additionally, we intend to apply our learnings from ElevateBio towards our own future commercial manufacturing.

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

Additional patent applications filed by us since 2015 include at least the following additional technological innovations and product-related claims:

•	TRuC-T cells targeting an array of tumor antigens;
•	TRuC-T cells targeting multiple types of antigens on the same tumor;
•	engineered TRuC-T cells with enhanced activity and/or modulated activity;
•	second generation off-the-shelf TRuC-T cells;

•	methods of generating TRuCs with enhanced efficacy; and
•	methods of using TRuC-T cells to treat human diseases, including solid tumors.

Our strategy is to pursue a variety of broad claims in the United States and foreign jurisdictions to provide multiple layers of patent protection, including:

•	pursuing broad claims in the United States for the TRuC concept
•	pursuing claims to specific compositions of matter in connection with particular TRuC constructs (including specific protein and nucleic acid sequences)
•	methods of generating TRuCs; and
•	methods of using the TRuC-T cell platform as monotherapy or in combination with other anti-cancer or immune system enhancing therapeutics.

Many of the patent applications that we own or in-license, including our trademark filings, are still in the early stages of prosecution and no claims have been issued yet, with the exception of five issued U.S. patents and eight issued foreign patents. Examination of many of the patent applications that we own has not yet commenced, because they are either provisional applications or Patent Cooperation Treaty (PCT) applications that are not examined. We will need to decide whether and where to pursue protection for the inventions disclosed in these provisional and PCT applications before applicable statutory deadlines, our applications will only be examined in jurisdictions where we elect to pursue protection, and we will only have the opportunity to attempt to obtain patents in such jurisdictions where we elect to pursue protection. We are seeking protection across a range of commercially important territories, including (but not limited to) countries in North America, Europe, and Asia. As of March 1, 2021, our patent portfolio includes five issued U.S. patent, at least 28 pending U.S. provisional or nonprovisional patent applications, at least six pending Patent Cooperation Treaty (PCT) international applications, eight issued foreign patents, and at least 101 pending foreign patent applications, which patent applications we own or in-license. The claims of these patent applications are directed toward various aspects of our product candidates and research programs including compositions of matter, methods of use, and processes. These owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2036 through 2042, in each case without taking into account any possible patent term adjustments or extensions.

Within our patent portfolio, as of March 1, 2021, we owned two issued U.S. patents, at least 14 pending U.S. provisional or U.S. nonprovisional patent applications, at least four pending PCT international applications, six issued foreign patents, and at least 60 pending foreign patent applications, and had a nonexclusive license from Harpoon Therapeutics, Inc. (Harpoon) to one U.S. patent, at least one pending U.S. nonprovisional patent application, and had an non-exclusive license to at least ten pending foreign patent applications that include claims directed to gavo-cel, such as compositions of matter, manufacturing methods, manufacturing precursors or uses thereof. These owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2036 through 2041, in each case without taking into account any possible patent term adjustment or extensions.

Within our patent portfolio, as of March 1, 2021, we owned at least two issued U.S. patents, at least nine pending U.S. provisional or U.S. nonprovisional patent application, at least three pending PCT international applications, three issued foreign patents, and at least 34 pending foreign patent applications that include claims directed to TC-110, such as compositions of matter, manufacturing precursors or uses thereof. These owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2036 through 2041, in each case without taking into account any possible patent term adjustment or extensions.

Our trademark portfolio currently contains issued trademarks for TCR2, TRuC, and our logo in the United States.

Collaborations and Licenses

Harpoon License

In June 2017, we entered into a license with Harpoon (the Harpoon License) that grants us a perpetual, irrevocable, world-wide, non-exclusive, royalty free, sublicensable license to research, develop, make, use, sell, commercialize or otherwise exploit products based on Harpoon’s MSLN polypeptide binding proteins (the MSLN Binder). We have incorporated the MSLN Binder into gavo-cel.

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

ElevateBio

In November 2020, we announced a partnership with ElevateBio, LLC, or ElevateBio, a Cambridge, MA-based creator and operator of a portfolio of innovative cell and gene therapy companies. The agreement with ElevateBio provides us access to ElevateBio BaseCamp, its centralized 140,000 square foot, world-class cell and gene therapy manufacturing facility based in Waltham, MA. The BaseCamp partnership enables us to establish additional manufacturing capacity and technical capabilities in the United States manufacturing facility, and will support the Phase 2 expansion portion of the gavo-cel Phase 1/2 clinical trial once a recommended Phase 2 dose is defined.

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

We are developing one of our lead product candidates, gavo-cel, in combination with an immune checkpoint inhibitor for the treatment of NSCLC. Others are evaluating these immune checkpoint inhibitor approaches in combination with CAR-T cells and TCR-T cells to enhance efficacy in the treatment of solid tumors and hematological malignancies. We therefore could experience significant direct competition from this type of combination immunotherapy. We may also face substantial competition in the future from other immunotherapies, if their use alone or in combination demonstrates a significant improvement in efficacy. Development of more effective small molecules, antibody-based approaches, cancer vaccines, oncolytic viruses and other products could lead to them preferentially being used as first- or second-line treatments, which would reduce the opportunity for our product candidates.

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

Competition for Our Product Candidates Targeting Mesothelin-Expressing Solid Tumors

The overexpression of mesothelin by numerous solid tumors, combined with its low expression on mesothelial cells lining the pleura, peritoneum, and pericardium, has led to a number of different mesothelin-targeting agents being tested in Phase 1/2 trials. These approaches include novel antibody therapeutics, such as unconjugated monoclonal antibodies, antibody-drug conjugates, bispecific antibodies as well as vaccines. Antibody-based approaches are being pursued by F. Hoffmann-La Roche Ltd, Bayer AG, Bristol-Myers Squibb Company, Selecta Biosciences, Inc., Novimmune SA, Harpoon Therapeutics, Inc., Amgen Inc., and Morphotek, Inc., among others. Antibody-based agents in development have been limited to date by immunogenicity, poor tumor penetration and dose-limiting toxicities associated with the therapy. Tmunity Therapeutics, Inc., Atara Biotherapeutics, Inc., Memorial Sloan Kettering Cancer Center, the National Institutes of Health Clinical Center, Maxcyte, Inc., Legend Biotech Corp, Gracell Biotechnology Inc., CARISMA Therapeutics Inc., Refuge Biotechnologies, Inc., Adaptimmune Therapeutics PLC, Kiromic Biopharma, Inc. and several Chinese academic institutions are developing anti-mesothelin cell therapies.

Competition for Our Product Candidates Targeting CD19-Positive Hematological Malignancies

Recent regulatory approvals of Gilead’s, Novartis’ and Bristol-Meyers Squibb’s CAR-T cell therapies have led a number of companies to increase their research and development efforts in the cell therapeutics field, including Janssen through its collaboration with Legend, as well as the entry into the field by many other companies. In addition to these CAR-T cell therapies, many companies are developing enhanced cell therapies, which may compete with TC-110. These include Cellectis S.A./Allogene Therapeutics, Inc., Mustang Bio, Inc., Autolus Therapeutics plc, Crispr Therapeutics AG, Precision BioSciences, Inc., Sana Biotechnology, Inc., Eureka Therapeutics, Inc., Triumvira Immunologics, Inc., Poseida Therapeutics, Inc., Takeda Pharmaceutical Co Ltd, Fate Therapeutics Inc., and Miltenyi Biotec GmbH, among others. Companies such as F. Hoffmann-La Roche Ltd, Genmab A/S, Amgen Inc., Xencor Inc., Regeneron, ADC Therapeutics SA, MorphoSys AG, IGM Biosciences, Inc., Forty Seven, Inc., and others are pursuing antibody based approaches. We therefore expect competition within the cell therapy field to intensify and for antibody-based approaches to more directly compete with cell therapies in the future.

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

Healthcare Law and Regulation

Health care providers and third-party payors play a primary role in the recommendation and prescription of biological products that are granted marketing licensing. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations, include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and wilfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid. Moreover, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be further amended or repealed;

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created additional federal criminal laws that prohibit, among other things, knowingly and wilfully executing, or attempting to execute, a scheme to defraud any health care benefit program or making false statements relating to health care matters;

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

•

the federal false statements statute, which prohibits knowingly and wilfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

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

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory licensing or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the former Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our product candidates, once licensed, or put pressure on our product pricing.

The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. The former Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. It is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

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

Once authorized, orphan medicinal products are entitled to 10 years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. During this market exclusivity period, neither the EMA nor the European Commission or the Member States can accept an application or grant a marketing authorization for the same therapeutic indication in respect of a “similar medicinal product”. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

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

Brexit and the Regulatory Framework in the United Kingdom

In the EU, the General Data Protection Regulation, or GDPR, effective since May 2018, imposes strict regulations and establishes a series of requirements regarding the collection, storage and processing of personally identifiable information on computers or recorded on other electronic media. The GDPR provides for specific regulations requiring certain non-EU based companies doing business in the EU states to provide adequate data privacy protection when receiving personal data from persons in any of the EU member states. We may incur substantial expense in complying with the new obligations imposed by the GDPR and we may be required to make significant changes in our business operations and development, all of which may adversely affect our revenue and our business overall. We could be adversely affected if we fail to comply fully with all of these requirements. Non-compliance with the GDPR can trigger significant fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. In addition, the use and disclosure of personal health and other private information are subject to regulation in other jurisdictions in which we do business or expect to do business in the future. Those jurisdictions may attempt to apply such laws extraterritorially or through treaties or other arrangements with European governmental entities. We cannot assure you that our privacy and security policies and practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information.

On June 23, 2016, the UK held a referendum in which a majority of the eligible members of the electorate voted to leave the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the UK ceased being a Member State of the EU on January 31, 2020. A transition period began February 1, 2020 and continued until December 31, 2020 during which the UK continued to follow all of the EU’s rules and its trading relationship remained the same. The GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK, however, is now regarded as a third country under the EU’s GDPR which means that transfers of personal data from the EEA to the UK will be restricted unless an appropriate safeguard, as recognised by the EU’s GDPR, has been put in place. Although, under the EU-UK Trade Cooperation Agreement it is lawful to transfer personal data between the UK and the EEA for a 6-month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing).

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

Human Capital

As of March 1, 2021, we had 118 full-time employees, of which 34 (28%) of our employees have Ph.D. or M.D. degrees and 100 (83%) of our employees are engaged in research and development activities.

Diversity and Inclusion

TCR2 is committed to a culture of diversity, inclusion and belonging. This commitment is reflected in our corporate goals and underpins our social, cultural, and philanthropic initiatives. We focus on diverse recruiting strategies and partner with external organizations that develop and supply diverse talent. In 2020, 76% of our new hires came from underrepresented categories including women, ethnic minorities, LGBTQ+, those with disabilities, and veterans. As of March 1, 2021, approximately 53% of the Company's workforce was female and 44% of the Company's employees in managerial roles were female. As of March 1, 2021, minorities represented approximately 35% of the Company's workforce, of which 23% of our employees in managerial roles were minorities.

Retention, Training and Development

The development, attraction and retention of our employees is a critical success factor for TCR2 and is reflected in our corporate goals. We cultivate a culture of learning and offer formal and informal training and development opportunities for employees at all levels. In 2020 we established our Career Development Model and Guide providing clarity and direction to support the advancement of our employees in our five core competencies: Team Work, Emotional Intelligence, Technical Expertise, Leadership, and Results Orientation. We actively promote from within and continue to fill our team with strong and experienced management talent.

Compensation and Benefits

An important part of attracting and retaining key talent is competitive pay and benefits. To ensure our compensation and benefits programs are competitive, we engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our programs and to provide benchmarking against our peers within the industry. Our pay for performance philosophy seeks to motivate and reward employees while accomplishing the Company’s short and long-term strategic goals. As part of a robust performance management process, employees are evaluated both on what they accomplished and how they demonstrated our core competencies. Annual salary increases and incentive bonuses are based on merit and include individual and corporate performance factors.

To encourage our employees to think like owners and share in the Company’s success, all employees are granted stock options and can elect to participate in our employee stock purchase plan. All employees are eligible for health insurance, paid and unpaid leaves including paid parental leave, retirement plans with an employer contribution match, life and disability/accident coverage, parking or commuter assistance, an employee assistance program providing mental health, legal and financial health resources, and access to convenient COVID-19 testing.

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
•

developing a robust and reliable TRuC-T cell manufacturing process and manufacturing capacity as well as a complete shipment lifecycle and supply chain, including efficiently managing shipment of patient cells from and to clinical sites, minimizing potential contamination to the cell product during production and effectively scaling manufacturing capacity to meet demand;
•	managing costs of inputs and other supplies while scaling production;
•	using medicines to manage adverse side effects of our product candidates, which may not adequately control the side effects and/or may have a detrimental impact on the potency of the treatment;
•	obtaining and maintaining regulatory approval from the US Food and Drug Administration (FDA) for our product candidates; and
•	establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

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

We are early in our development efforts. Most of our product candidates are still in preclinical development, and gavo-cel, our most advanced product candidate, is in a Phase 1/2 clinical trial. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies;
•	successful initiation and completion of clinical trials;
•	successful patient enrollment in and completion of clinical trials;
•	receipt and related terms of marketing approvals and licensures from applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supply of our product candidates;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	obtaining and maintaining third-party coverage and adequate reimbursement;
•	maintaining a continued acceptable safety profile of our products following licensure; and
•	effectively competing with other therapies.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or be unable to successfully commercialize our product candidates, which would materially harm our business.

We have limited experience as a company in conducting clinical trials.

We have limited experience as a company in conducting clinical trials. Our Phase 1/2 clinical trial for gavo-cel began in 2019 and our Phase 1/2 clinical trial for TC-110 began in 2020. Because of this limited experience, and other factors, we cannot be certain that our planned and ongoing preclinical studies will be completed on time, or that our planned and ongoing clinical trials will begin, enroll sufficient patients, produce data on expected timelines or be completed on expected timelines, if at all. Large-scale clinical trials require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations (CROs) and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control.

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

Our business is highly dependent on our clinical trials for our lead product candidates, gavo-cel and TC-110, and we must complete IND-enabling studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates. We cannot be certain that we will be able to complete ongoing clinical trials, initiate future planned clinical trials, or advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

Our business depends heavily on our ability to complete clinical development and non-clinical studies of our lead product candidates gavo-cel and TC-110, and our other product candidates, and to obtain regulatory approval of and successfully commercialize these and any future product candidates. There is no guarantee that any of our product candidates will proceed in preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned or, if at all.

There is no guarantee that the results obtained in current preclinical studies, our Phase 1/2 clinical trial of gavo-cel, our Phase 1/2 clinical trial of TC-110 or our planned clinical trials will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. The FDA may ultimately decide that the design, number and type of clinical trials, number of patients studied or results of our planned clinical trials for gavo-cel and TC-110, even if positive, are not sufficient for regulatory approval in their respective target indications. Changes in the manufacturing process as we scale-up and optimize our process for manufacturing our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier processes. We may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the timelines we expect. We may experience slower than expected enrollment and randomization of patients in our clinical trials. These types of delays can lead to delays in completion of a trial and announcement of results. There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial. Negative results in the development of our lead product candidates may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, including gavo-cel and TC-110, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. We may not be able to demonstrate the efficacy and safety of gavo-cel and TC-110 or any of our other product candidates or any future product candidate at each stage of clinical development or we may encounter issues with any non-clinical studies required for regulatory submissions. Success in preclinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future clinical trials involving TRuCs or other product candidates. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval.

In 2020 we reported data in our Phase 1/2 clinical trial with gavo-cel for our first eight patients treated on study in dose escalation, including three partial responses according to RECIST 1.1 criteria, and our first ovarian cancer patient having achieved a confirmed partial response. Gavo-cel was also generally well tolerated with none of the first eight patients experiencing neurotoxicity or on-target, off-tumor toxicities and only two patients experiencing gavo-cel-related non-hematologic grade >2 toxicity: one who developed Cytokine Release Syndrome (CRS) grade 3, which was successfully managed with tocilizumab and corticosteroids and a second one who experienced grade 3 CRS and grade 3 pneumonitis that resolved upon administration tocilizumab and corticosteroid therapy. Several weeks after the resolution of the grade 3 CRS and grade 3 pneumonitis, this patient became septic due to a hospital-acquired drug-resistant fungal infection, which was deemed unrelated to gavo-cel by the Safety Review Team (SRT) overseeing the safety of our clinical trial. The SRT declared the grade 3 pneumonitis event as a dose limiting toxicity and recommended the expansion of the dose level 1 cohort from three to six patients. We completed dosing in the expanded cohort in 2020 and have continued treating patients at higher dose levels. While our data in the Phase 1/2 clinical trial has been positive with a manageable safety profile, these results may not be repeated or observed in future cohorts of patients treated in the currently ongoing clinical trial or in future clinical trials and may not be predictive of the results of later-stage clinical trials.

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

The number of patients we plan to treat in our clinical trials for gavo-cel and TC-110 is small and the results from these clinical trials, once completed, may be less reliable that results achieved in larger clinical trials. For example, in the Phase 1 portion of our Phase 1/2 clinical trial of gavo-cel, we plan to evaluate the safety profile of gavo-cel and establish the recommended Phase 2 dose. In Phase 2, we intend to treat approximately 50 patients with non-small cell lung cancer (NSCLC), ovarian cancer, malignant pleural/peritoneal mesothelioma and cholangiocarcinoma. The preliminary results of clinical trials with smaller sample sizes, such as our Phase 1/2 clinical trial of gavo-cel, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of gavo-cel, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trial.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We may not be able to file INDs on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. In July 2018, a power failure that occurred during our third-party manufacturing run to produce virus for our Phase 1/2 clinical trial of gavo-cel caused us to abandon that manufacturing run and resulted in a month-long delay in the process of manufacturing the requisite virus to support our IND filing for gavo-cel and consequently a delay in the IND filing itself. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

There are no approved CAR-T or engineered TCR-T cell immunotherapies for solid tumors. We believe our TruC-T cell product candidates may be effective against solid tumors. While we plan to develop product candidates for use in solid tumors, including gavo-cel, we cannot guarantee that our product candidates will show any functionality in the solid tumor microenvironment. The cellular environment in which solid tumor cells thrive is generally hostile to T cells due to factors such as the presence of immunosuppressive cells, humoral factors and limited access to nutrients. Our TRuC-T cell-based product candidates may not be able to access the solid tumor, and even if they do, they may not be able to exert anti-tumor effects in a hostile tumor microenvironment. In addition, the safety profile of our product candidates may differ in a solid tumor setting. As a result, our product candidates may not demonstrate potency in solid tumors. If we are unable to make our product candidates function in solid tumors, our development plans and business may be significantly harmed.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential, or result in significant negative consequences.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities, including IRBs, to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug. Because of our planned dose escalation design for our clinical trials, undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics, which may stem from our product candidates specifically or may be due to an illness from which the clinical trial subject is suffering. In 2020 we reported data in our Phase 1/2 clinical trial with gavo-cel for our first eight patients treated on study in dose escalation, including three partial responses according to RECIST 1.1 criteria, and our first ovarian cancer patient having achieved a confirmed partial response. Gavo-cel was also generally well tolerated with none of the first eight patients experiencing neurotoxicity or on-target, off-tumor toxicities and only two patients experiencing gavo-cel-related non-hematologic grade >2 toxicity: one who developed Cytokine Release Syndrome (CRS) grade 3, which was successfully managed with tocilizumab and corticosteroids and a second one who experienced grade 3 CRS and grade 3 pneumonitis that resolved upon administration tocilizumab and corticosteroid therapy. Several weeks after the resolution of the grade 3 CRS and grade 3 pneumonitis, this patient became septic due to a hospital-acquired drug-resistant fungal infection, which was deemed unrelated to gavo-cel by the Safety Review Team (SRT) overseeing the safety of our clinical trial. The SRT declared the grade 3 pneumonitis event as a dose limiting toxicity and recommended the expansion of the dose level 1 cohort from three to six patients. We completed dosing in the expanded cohort in 2020 and have continued treating patients at higher dose levels. While our data in the Phase 1/2 clinical trial has been positive with a manageable safety profile, these results may not be repeated or observed in future cohorts of patients treated in the currently ongoing clinical trial or in future clinical trials and may not be predictive of the results of later-stage clinical trials.

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

Our product candidates target specific antigens that are also expressed on healthy cells. For example, our lead product candidate, gavo-cel, targets mesothelin, an antigen commonly found on mesotheliomas, ovarian cancers, and NSCLC, as well in healthy cells that line the pleura, pericardium and peritoneum. TC-110 targets CD19, which is overexpressed in several cancers including B-cell leukemias and lymphomas, but is also expressed by normal B-cells. Our product candidates may target healthy cells, leading to serious and potentially fatal adverse effects. In our Phase 1/2 clinical trial of gavo-cel, we are using a dose escalation model to closely monitor the effect of gavo-cel on vital organs and other potential side effects. In clinical testing of TC-110, we also plan to closely monitor the effect of TC-110 on normal B-cells that express CD19 and for other side effects. Even though we intend to closely monitor the side effects of our product candidates in both preclinical studies and clinical trials, we cannot guarantee that products will not target and kill healthy cells.

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

TRuC-T cell therapies require the use of antigen-specific protein binding domains, or binders, which guide the TRuC-T cells and bind to the antigens on the surface of a tumor to target specific types of cancers. Our ability to develop and commercialize our product candidates will depend on our ability to develop these binders or partner for such binders on commercially reasonable terms for use in clinical trials as well as the availability of such binders for use in commercialized products, if licensed. For example, we have a non-exclusive license for the mesothelin binder incorporated into the TRuC construct for gavo-cel from Harpoon Therapeutics, Inc. (Harpoon). However, we cannot be certain that our Harpoon license or potential future collaborations will provide us with a steady supply of binders that we can utilize in combination with the TRuC construct to develop future product candidates. If we are unable to enter into such collaborations on commercially reasonable terms or fail to realize the benefits of any such collaboration, we may be limited to using antibody fragments that we are able to independently develop which may limit the ability of our product candidates to target and kill cancer cells.

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

The process of manufacturing and administering our product candidates is complex and highly regulated. The manufacture of our product candidates involves complex processes, including the manufacture of a lentiviral delivery vector containing the genetic information for our TRuC construct and manufacturing T cells containing the TRuC construct for the final product candidates. More specifically, the manufacture of our product candidates includes harvesting white blood cells from the patient, isolating certain T cells from the white blood cells, combining patient T cells with our lentiviral delivery vector through a process known as transduction, expanding the transduced T cells to obtain the desired dose, and ultimately infusing the modified T cells back into the patient’s body. As a result of the complexities entailed in this process, our manufacturing and supply costs are likely to be higher than those at more traditional manufacturing processes and the manufacturing process is less reliable and more difficult to reproduce. Additionally, the number of facilities that are capable of harvesting patients’ cells for the manufacture of our product candidates and other autologous cell therapy products and product candidates is limited. As the number of autologous cell therapy products and product candidates increases, the limited number of facilities capable of harvesting patients’ cells could result in delays in the manufacture and administration of our product candidates and/or require us to prioritize among our clinical programs, potentially resulting in clinical trial delays.

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

Our manufacturing process is and will be susceptible to product loss or failure due to logistical issues, including manufacturing issues associated with the differences in patients’ white blood cells, interruptions in the manufacturing process, contamination, equipment or reagent failure, power failures, supplier error and variability in patient characteristics. For example, in July 2018, a power failure that occurred during a manufacturing run to produce virus for our Phase 1/2 clinical trial of gavo-cel caused us to abandon that run, and resulted in a month-long delay in the process of manufacturing the requisite virus to support our IND filing for gavo-cel and consequently a delay in the IND filing itself. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If for any reason we lose a patient’s white blood cells, or such material gets contaminated or processing steps fail at any point, the manufacturing process of the TRuC-T cells for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made or administered, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

We rely on third parties to manufacture our product candidates for our clinical trials.

We rely on third parties for the manufacture of our lentiviral vectors and our product candidates. We do not currently own any facility that may be used as our clinical scale manufacturing facility for our product candidates or lentiviral vector and we expect to rely on outside vendors to meet these manufacturing needs. Our GMP manufacturing suite at the Cell and Gene Therapy Catapult Limited center in Stevenage, United Kingdom (Catapult) is now operational, and, subject to the impact of COVID-19, we expect to obtain MHRA certification in the middle of 2021. We have also partnered with Elevate Bio, LLC for access to Elevate Bio BaseCamp, its 140,000 square foot, world-class cell and gene therapy manufacturing facility based in Waltham, MA. The BaseCamp partnership enables us to establish additional manufacturing capacity and technical capabilities in the United States, in addition to our existing Stevenage, United Kingdom, manufacturing facility. However, even once we are producing clinical trial material at Catapult and at ElevateBio, we will still continue to rely on third party manufacturers to meet our clinical trial demands. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We plan to make changes as we work to optimize the manufacturing process. For example, we may switch or be required to switch from research-grade materials to commercial-grade materials in order to get regulatory approval of our product candidates. We cannot be sure that even minor changes in the process will result in therapies that are safe and effective and licensed for commercial sale.

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

We are in the process of adding manufacturing capacity with Catapult’s GMP manufacturing center and through our partnership with ElevateBio for our larger clinical trials. We may also establish our own commercial manufacturing facility. This should mitigate our reliance on third-party vendors for the manufacture of TRuC-T cells and ensure we can effectively manage our supply chain, quality, manufacturing costs and other associated production areas. Our manufacturing suite at Catapult is now operational, and we expect to obtain MHRA certification in the middle of 2021. We anticipate that our suite at Catapult and the partnership with ElevateBio will significantly increase our total manufacturing capacity. Ability to use our product candidates manufactured in our suite at Catapult for our clinical trials will depend on, among other factors, receiving appropriate approvals and clearance from the UK’s Medicines and Healthcare Products Regulatory Agency (MHRA), and the successful recruitment and training of appropriate personnel to support full operation of the manufacturing suite. While we are relying on consultants and other resources with MHRA licensing experience, as a company, we have no prior experience in gaining MHRA approval for a manufacturing facility, and our approval is dependent in part on the timely support, actions and compliance of Catapult, as well, which we are not able to control. Any delay in the MHRA approval or our ability to attract and train personnel may delay the manufacture of clinical trial material in our suite at Catapult, causing us to continue to reply on third-party manufacturing. In addition, the Cell and Gene Therapy Catapult facility contains suites for multiple companies. All companies in the facility must follow proper GMP guidelines in order to maintain the facility’s compliance. Failure of another company to properly follow GMP guidelines could affect the facility’s GMP compliance and our ability to manufacture our product candidates for our clinical trials at the Cell and Gene Therapy Catapult facility.

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

Risks Related to Commercialization

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

The market opportunity in oncology has led to a number of collaborations GlaxoSmithKline plc (GlaxoSmithKline)/Adaptimmune Therapeutics PLC (Adaptimmune), Janssen Biotech, Inc. (Janssen)/ Nanjing Legend Pharmaceutical & Chemical Co., Ltd (Legend), bluebird bio, Inc. (bluebird)/ Regeneron Pharmaceuticals Inc. (Regeneron) and bluebird/Gritstone Oncology, Inc.) and major acquisitions (Gilead Sciences, Inc. (Gilead)/Kite Pharma Inc. (Kite), Bristol Myers Squibb Co (BMS)/Celgene Corporation (Celgene)/Juno Therapeutics, Inc. (Juno)) among companies focused on cellular cancer therapies. Specifically, we face significant competition from companies developing chimeric antigen receptor (CAR-T), TCR, and T cell directed bispecific antibody technologies. For our product candidates targeting mesothelin-expressing solid tumors, antibody-based approaches are being pursued by F. Hoffmann-La Roche Ltd, Bayer AG, Bristol-Myers Squibb Company, Selecta Biosciences, Inc., Novimmune SA, Harpoon Therapeutics, Inc., Amgen Inc., Abbvie Inc., and Morphotek, Inc., among others, and cell therapies are being pursued Tmunity Therapeutics, Inc., Atara Biotherapeutics, Inc., Memorial Sloan Kettering Cancer Center, the National Institutes of Health Clinical Center, Maxcyte, Inc., Legend Biotech Corp, Gracell Biotechnology Inc., CARISMA Therapeutics Inc., Refuge Biotechnologies, Inc., Adaptimmune Therapeutics PLC, Kiromic Biopharma, Inc. and and several Chinese academic institutions. For our product candidates targeting CD-19 expressing hematological malignancies, recent regulatory approvals of Gilead’s, Novartis’ and Bristol-Meyers Squibb’s CAR-T cell therapies have led a number of companies to increase their research and development efforts in the cell therapeutics field, including Janssen through its collaboration with Legend, as well as the entry into the field by many other companies. In addition to these CAR-T cell therapies, many companies are developing enhanced cell therapies, which may compete with TC-110. These include Cellectis S.A./Allogene Therapeutics, Inc., Mustang Bio, Inc., Autolus Therapeutics plc, Crispr Therapeutics AG, Precision BioSciences, Inc., Sana Biotechnology, Inc., Eureka Therapeutics, Inc., Triumvira Immunologics, Inc., Poseida Therapeutics, Inc., Takeda Pharmaceutical Co Ltd, Fate Therapeutics Inc. and Miltenyi Biotec GmbH, among others. Companies such as F. Hoffmann-La Roche Ltd, Genmab A/S, Amgen Inc., Xencor Inc., Regeneron, ADC Therapeutics SA, MorphoSys AG, IGM Biosciences, Inc., Forty Seven, Inc., and others are pursuing antibody based approaches. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Business—Competition.”

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture and process our product candidates, which is and will need to be done on a patient-by-patient basis. We are in the process of adding manufacturing capacity at a suite in Catapult’s GMP manufacturing center, but staffing, training, and regulatory approval of the manufacturing suite may be delayed and the suite may never become operational. We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates.

Although in the future we plan to build our own manufacturing facility, we also intend to use the manufacturing suite at Catapult, ElevateBio BaseCamp and other third parties as part of our manufacturing process and may, in any event, never be successful in developing our own manufacturing facility. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•

we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must inspect any manufacturers for current cGMP and cGTP compliance as part of our marketing application;

•

a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates, which can take several months or more, and we will need to demonstrate to regulatory authorities that clinical trial product manufactured at a new supplier is comparable to clinical trial product being produced by current manufacturers;

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
•

contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately, affecting quality of our product and requiring additional runs to remanufacture product that is suitable for use in clinical trials;

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

•	our contract manufacturers and critical reagent suppliers may be subject to inclement weather, pandemics and natural or man-made disasters; and
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

Our manufacturing process needs to comply with FDA and MHRA regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

In order to commercially produce our products either at our own facility or at a third party’s facility, we will need to comply with the FDA’s cGMP regulations and guidelines and the MHRA’s regulations and guidelines, including cGTPs. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA, MHRA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Our manufacturing operations in the UK are also dependent on meeting MHRA regulations and results from regular facility inspections. Any failure to follow cGMP, cGTP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our TRuC-T cells as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our TRuC-T cell programs, including leading to significant delays in the availability of our TRuC-T cells for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our TRuC-T cell product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our TRuC-T cell product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

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

In addition, some of our raw materials are currently available from a single supplier, or a small number of suppliers. The type of cell culture media and cryopreservation buffer that we currently use in our manufacturing process for the TRuC-T cells for gavo-cel and TC-110 are each only available from a single supplier. In addition, the cell processing equipment and tubing that we use in our current manufacturing process is only available from a single supplier. We also use certain biologic materials, including certain activating antibodies, that are available from multiple suppliers, but each version may perform differently, requiring us to characterize them and potentially modify some of our protocols if we change suppliers. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. Accordingly, if we no longer have access to these suppliers, we may experience delays in our clinical or commercial manufacturing which could harm our business or results of operations.

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

We have incurred significant net losses in each period since our inception in May 2015. For the year to date ended December 31, 2020, we incurred a net loss of $67.1 million. As of December 31, 2020, we had an accumulated deficit of $249.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•	conduct clinical trials and preclinical studies and clinical trials for our current and future product candidates based on our TRuC-T cell platform;
•	continue our research and development efforts and submit IND applications for our lead product candidates;
•	establish and expand our manufacturing capabilities for both clinical and commercial supplies of our product candidates;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	build commercial infrastructure to support sales and marketing for our product candidates;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
•	continue to operate as a public company.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Other than gavo-cel and TC-110, all of our product candidates are in the preclinical stages of development and will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. gavo-cel, our most advanced mono TRuC-T cell product candidate targeting mesothelin-positive solid tumors, is in the early stages of a Phase 1/2 clinical trial and will require additional regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Many of our TRuC-T cell product candidates are in early preclinical stages. We are in the early stages of our clinical trial for gavo-cel and we have not yet administered any of our other product candidates in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•

timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•	our ability to complete IND-enabling studies and successfully submit INDs or comparable applications;
•

whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts (including net proceeds from public offerings of our common stock) to continue the clinical development of our product candidates, including our Phase 1/2 clinical trial of gavo-cel and ongoing and planned IND-enabling studies for our other product candidates. If licensed, we will require significant additional amounts in order to launch and commercialize our product candidates.

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $86.3 million, inclusive of the exercise of the underwriters' overallotment option. On July 31, 2020, we completed a stock offering raising gross proceeds of approximately $142.6 million. On January 22, 2021, we completed a stock offering raising gross proceeds of approximately $140 million. As of December 31, 2020 we had cash, cash equivalents and short-term investments of approximately $228.0 million. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

We believe that our existing cash, cash equivalents and investments, including our net proceeds from the IPO and secondary offering, will be sufficient to fund our operations at least into 2024. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

•

The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our ongoing clinical trials. We remain in active dialog with our contract research organizations, or CROs, and clinical sites to minimize the impact of this pandemic to our gavo-cel and TC-110 Phase 1/2 clinical trials without adversely impacting the safety of patients. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread. While we anticipate providing additional updates of the Phase 1 portion of the gavo-cel Phase 1/2 clinical trial throughout 2021 and an update from the Phase 1 portion of the TC-110 Phase 1/2 clinical trial in 2021, the effect of the COVID-19 pandemic may impact the exact timing or content of these updates.

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

•

We currently rely on third parties, including our CROs, and our contract manufacturing organizations, or CMOs, and other contractors and consultants to, among other things, conduct our preclinical studies and clinical trials, manufacture raw materials, manufacture and supply our product candidates, ship clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, which could limit our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations. For example, two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials for the manufacture of our product candidates, which could lead to delays in these trials.

•

Our manufacturing suite at Catapult in Stevenage, UK is now operational, and, subject to the impact of the COVID-19 pandemic, we expect MHRA certification to manufacture in the middle of 2021. However, our ability to manufacture our product candidates at Catapult for our clinical trials will depend on, among other factors, receiving appropriate approvals and clearance from the UK’s Medicines and Healthcare Products Regulatory Agency (MHRA). Limited MHRA resources and a focus on the COVID-19 pandemic may delay the MHRA’s review and approval of our manufacturing suite, and affect our expected manufacturing timelines.

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

•

Material shortages may affect our research and development and manufacturing activities and timelines. Increased demand for personal protective equipment, plastics used for pipettes and other laboratory consumables, and other laboratory supplies has led to shortages of some of these materials that we need for our research and development activities, and that our third-party manufacturers need to produce our product candidates. In addition, COVID restrictions on manufacturers and their employees has led to a shortage of personnel to manufacture, package and ship laboratories supplies and consumables, further limiting the available supply. If we, our contract research organizations, our vendors and our third-party manufacturers are not able to obtain materials needed for our laboratory operations, our research and development and the manufacture of our product candidates could be delayed.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. For example, we have a non-exclusive license for the mesothelin binder incorporated into the TRuC construct for gavo-cel from Harpoon. Harpoon has the ability to terminate our license in the event we materially breach our agreement with Harpoon and fail to cure this breach within sixty days. If the license with Harpoon is terminated, we would need to partner for another mesothelin binder or independently develop our own mesothelin binder. In addition, we cannot prevent Harpoon from also licensing the mesothelin binder we use in gavo-cel to a third-party. If Harpoon licenses the mesothelin binder to another immuno-oncology company, that company could develop a competitive product to gavo-cel.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If gavo-cel, TC-110 or another product candidate is licensed by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims that could otherwise have a materially adverse effect on the commercialization of our product candidates, if licensed, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Presently we have rights to certain intellectual property, through licenses from third parties and under patent applications that we own or will own, related to gavo-cel, TC-110 and certain other product candidates. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain TRuC constructs we may not be able to obtain intellectual property to broad TRuC-T cell or engineered TCR-T cell constructs.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy, or REMS, program in order to license our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, cGTPs and good clinical practices (GCPs) for any clinical trials that we conduct post-licensure. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•	imposition of a REMS, which may include distribution or use restrictions;
•	requirements to conduct additional post-market clinical trials to assess the safety of the product;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•	product seizure or detention, or refusal to permit the import or export of our product candidates; and
•	injunctions or the imposition of civil or criminal penalties.

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

The FDA or any foreign regulatory authorities can delay, limit or deny licensure of our product candidates for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority that any of our product candidates are safe, potent and pure;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;
•	our inability to demonstrate that the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for licensure;
•	the FDA’s or the applicable foreign regulatory agency’s findings of deficiencies or failure to approve the manufacturing processes or facilities of third-party manufacturers upon which we rely;
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

A variety of risks associated with marketing our product candidates, if approved, internationally could materially adversely affect our business.

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

We may seek orphan drug status for gavo-cel, TC-110 and some of our other future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

We received orphan drug designation for the treatment of mesothelioma with gavo-cel and we have applied for orphan drug designation for the treatment of cholangiocarcinoma with gavo-cel. We received orphan drug designation for the treatment of acute lymphoblastic leukemia with TC-110 and we may seek orphan drug designation for TC-110 and some or all of our other future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek licensure for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

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

We plan to seek a Breakthrough Therapy designation for gavo-cel and TC-110 and may seek Breakthrough Therapy designation for some or all of our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including Accelerated Approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or licensure compared to candidate products considered for licensure under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for gavo-cel or TC-110 and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive breakthrough therapy designation.

A Fast Track designation by the FDA, even if granted for gavo-cel, TC-110 or any other future product candidate(s), may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply to FDA for FDA Fast Track designation for a particular indication. We plan to seek Fast Track designation for gavo-cel and TC-110 and may seek Fast Track designation for certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

Accelerated approval by the FDA, even if granted for gavo-cel and TC-110 or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek approval of gavo-cel and TC-110, and may seek approval of future product candidates using FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, in 2010, Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was enacted. The Affordable Care Act and its implementing regulations, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our product candidates, under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the former Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. We cannot predict what affect further changes to the ACA would have on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA), which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously issued a plan to lower drug prices and reduce out of pocket costs of drugs. Under this blueprint for action, the Trump administration indicated that the U.S. Department of Health and Human Services (“HHS”) would take steps to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already implemented certain of these measures, while others are pending. For example, in May 2019, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020.

It is unclear how these and future developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

In 2020, former President Trump released several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these recent executive and administrative actions, yet Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit.” Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remained applicable to the United Kingdom, which ended on December 31, 2020. During this 11-month period, the UK continued to follow all of the EU’s rules and its trading relationship remained the same. The United Kingdom and the European Union have signed a EU-UK Trade and Cooperation Agreement (the TCA), which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the United Kingdom and the European Union. This agreement provides details on how some aspects of the United Kingdom and European Union’s relationship will operate going forwards however there are still many uncertainties. This lack of clarity on future United Kingdom laws and regulations and their interaction with European Union laws and regulations could add legal risk, uncertainty, complexity and cost to our operations.

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

In addition, because the regulatory framework in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products, and the approval of product candidates, in the United Kingdom, now that the United Kingdom legislation has the potential to diverge from European Union legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long term. The Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines and medical devices regulator, has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

Given the lack of comparable precedent, it is unclear what longer term financial, trade and legal implications the withdrawal of the United Kingdom from the European Union will have and how such withdrawal would affect us. The long-term impact of Brexit, including on our business and our industry, will depend on how the terms of the TCA take effect in practice and any further terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union. We are continuing to closely monitor the Brexit developments in order to determine, quantify and proactively address changes as they become clear.

Risks Related to Employee Matters and Managing Growth

Risks Related to Employee Matters

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Financial Officer, our Chief Scientific Officer, our Chief Medical Officer and our Chief People Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, the rule will have on our business;

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

•

the federal Physician Payments Sunshine Act, created under the ACA and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

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

As of March 1, 2021, we had 118 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

The trading price of our common stock is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

•

the timing and results of clinical trials of gavo-cel, TC-110 and any other product candidates and our ongoing, planned or any future preclinical studies, clinical trials or clinical development programs;

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

In connection with our IPO, our officers, directors and substantially all of our stockholders agreed to be subject to a contractual lock-up with our underwriters. These lock-up agreements expired on August 13, 2019. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of December 31, 2020, we have a total of 33,516,795 shares of common stock outstanding. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Plan and our 2018 Employee Stock Purchase Plan adopted in connection with the IPO will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of March 1, 2021, our executive officers, directors, and 5% stockholders beneficially owned approximately 50% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our amended bylaws designate certain courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (including the interpretation, validity or enforceability thereof) or (iv) any action asserting a claim that is governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. In addition, our amended and restated bylaws will further provide that unless we consent in writing to the selection of an alternate forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with U.S. federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Risks Related to Tax and Accounting

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, and, may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2020, we have cumulative net operating loss carryforwards of approximately $126.4 million and $129.0 million available to reduce federal and state taxable income, respectively, of which $122.3 million of federal net operating losses will carryforward indefinitely, with the remaining federal and state losses beginning to expire in 2035. In addition, we have cumulative federal and state tax credit carryforwards of $5.6 million and $2.4 million, respectively, available to reduce federal and state income taxes which will begin to expire in 2035 and 2031, respectively. Our net operating loss carryforwards and tax credit carryforwards may be limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may affect the limitation in future years. Under the Tax Cuts and Jobs Act, federal net operating losses generated after December 31, 2017 will not be subject to expiration.

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

General Risk Factors

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. On July 31, 2020, we completed the sale of 9.2 million shares of stock in at a public offering price of $15.50 per share. We raised net cash proceeds of approximately $133.6 million from the offering. As of December 31, 2020, we had cash, cash equivalents and short-term investments of $228.0 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since December 31, 2020, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Changes in tax law could adversely affect our business and financial condition.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

List of material office locations as of December 31, 2020.

Location	Use of Space	Square Feet	Expiration
Cambridge, Massachusetts	Office and lab	23,000	June 2025
Cambridge, Massachusetts	Office	5,000	December 2021
Cambridge, Massachusetts	Office and lab	14,000	December 2023
Waltham, Massachusetts	Lab	600	April 2022
Stevenage, United Kingdom	Office and lab	5,000	February 2022

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

Holders of Our Common Stock

As of March 1, 2021, there were approximately 16 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

As of December 31, 2020, we have used all of the net proceeds, primarily to advance the research and development of our product candidates for our initial indications, to progress additional pipeline development candidates and invest in our platform and for working capital and general corporate purposes.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

We have derived the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 and the Consolidated Balance Sheet as of December 31, 2020 and 2019 from audited consolidated financial statements appearing elsewhere in this Annual Report. The Consolidated Statement of Operations for the year ended December 31, 2018 and Balance Sheet as of December 31, 2018 are derived from our audited consolidated financial statements that are not included in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Consolidated Statements of Operations
Research and development	$51,980	$37,488	$19,673
General and administrative	16,720	13,894	6,780
Total operating expenses	68,700	51,382	26,453
Loss from operations	(68,700)	(51,382)	(26,453)

Interest income, net	1,737	3,885	2,202
Loss before income tax expense	$(66,963)	$(47,497)	$(24,251)

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Consolidated Balance Sheet data
Cash, cash equivalents, and investments	$227,986	$158,124	$123,167
Working capital(1)	226,698	155,652	120,028
Total assets	246,195	168,528	129,433
Redeemable convertible preferred stock	—	—	209,230
Accumulated deficit	(249,715)	(182,591)	(85,590)
Total stockholders’ equity (deficit)	236,548	160,449	(85,696)
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

Overview

We are a clinical-stage cell therapy company developing a pipeline of novel T cell therapies for patients suffering from cancer by powering the T cell receptor (TCR) with our proprietary, first-in-class TCR Fusion Construct T cells (TRuC-T cells). Designed to overcome the limitations of current cell therapy modalities, our TRuC-T cells specifically recognize and kill cancer cells by harnessing the entire T cell receptor TCR signaling complex, which we believe is essential for T cell therapies to be effective in patients with solid tumors.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of December 31, 2020, we had an accumulated deficit of $249.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Recent Developments

On January 19, 2021, we entered into an underwriting agreement with Goldman Sachs & Co. LLC, Jefferies LLC, Piper Sandler & Co. and BMO Capital Markets Corp., related to the issuance and sale by us of 4,590,164 shares of the Company’s common stock, at a price to the public of $30.50 per share, less underwriting discounts and commissions. The Company granted the Underwriters a 30-day option to purchase, at the public offering price less any underwriting discounts and commissions, up to an additional 688,524 shares of Common Stock. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-236965), filed with the SEC on March 6, 2020 and declared effective on April 28, 2020, as supplemented by a prospectus supplement dated January 19, 2021 that was filed with the SEC on January 21, 2021. The offering closed on January 22, 2021. The Company received net proceeds from the Offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, of approximately $131.1 million.

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. COVID-19 has since spread to Europe, the United States and most other countries, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the United States, including the Commonwealth of Massachusetts where a majority of our operations are located, Europe and Asia, all of which to varying degrees have implemented severe travel restrictions, social distancing requirements, and stay-at-home orders, and such restrictions have had the effect of delaying the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets. Safety measures in response to the pandemic continue to evolve and vary by jurisdiction.

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

The effect of the COVID-19 pandemic on our development timelines for TC-210 and TC-110, and its effect on our ability to manufacture for our clinical trials is uncertain. We believe that we have been able, as of the date of this Annual Report, to mitigate some of the impact from the COVID-19 pandemic on our ongoing clinical programs, however, we have been affected.

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

Income Tax Expenses

Income tax expense is generated by investment income of our investment portfolio and the profit margin on our UK operations.

Consolidated Statements of Operations

(in thousands)

	For the Years Ended December 31,
	2020	2019	Change
Operating expenses
Research and development	$51,980	$37,488	$14,492
General and administrative	16,720	13,894	2,826
Total operating expenses	68,700	51,382	17,318
Loss from operations	(68,700)	(51,382)	(17,318)

Interest income, net	1,737	3,885	(2,148)
Loss before income taxes	(66,963)	(47,497)	(19,466)

Comparison of the years ended December 31, 2020 and 2019

Research and development expenses

Research and development expenses were $52.0 million for the year ended December 31, 2020 compared to $37.5 million for the year ended December 31, 2019. The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019.

(in thousands)

	For the Years Ended December 31,
	2020	2019	Change
Clinical program expenses	$12,612	$9,369	$3,243
Platform development expenses	4,601	2,798	1,803
Personnel expenses	23,392	17,911	5,481
Allocated facility expenses	5,763	4,367	1,396
Other expenses	5,612	3,043	2,569
	$51,980	$37,488	$14,492

Spending increased in all areas as we have expanded our research and development efforts. The $14.5 million increase in research and development expense for the year ended December 31, 2020 is primarily attributable to the increase in personnel expenses of $5.5 million due to a significant increase in headcount. Our clinical trial program expenses increased $3.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 as our TC-110 clinical trial began during 2020 and our gavo-cell trial has continued. Platform development expenses increased by $1.8 million and other research and development expenses increased by $2.6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 as we increased research activities related to our platform, new programs, and enhancements. Allocated facilities costs increased $1.4 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 as we expanded our lab space.

General and Administrative Expenses

General and administrative expenses were $16.7 million for the year ended December 31, 2020, compared to $13.9 million for the year ended December 31, 2019. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $2.4 million due to our increase in headcount including share-based compensation. Other costs under general and administration expenses increased by $0.4 million as we increased the size and activities of the Company for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Other Income, net

Interest income, net was $1.7 million for the year ended December 31, 2020, compared to $3.9 million for the year ended December 31, 2019. The decrease was due to a significant decrease in interest rates earned on our accounts during 2020 due to the macroeconomic factors impacting the economy.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from operations. Since inception, we have funded our operations with proceeds from the sale of our stock. We have received gross proceeds of $400 million from the sale of our stock since inception, including as a result of proceeds from public offerings. As of December 31, 2020, we had cash, cash equivalents and investments of $228.0 million, and subsequent to December 31, 2020, we raised $131.1 million in net proceeds from our January 2021 stock offering.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

(in thousands)

	For the Years Ended December 31,
	2020	2019
Operating activities	$(56,739)	$(41,359)
Investing activities	(48,935)	(20,415)
Financing activities	134,699	79,523

Operating Activities

During the year ended December 31, 2020, we used $56.7 million of cash in operating activities, resulting primarily from our net loss of $67.1 million partially offset by non-cash charges of $10.2 million, which related to depreciation and amortization, stock-based compensation. Non-cash charges have increased as we have increased our equipment base and therefore increased depreciation. In addition, as we have increased personnel the number of shares and value of share-based compensation has substantially increased for the year ended December 31, 2020 over the year ended December 31, 2019.

During the year ended December 31, 2019, we used $41.4 million of cash in operating activities, resulting primarily from our net loss of $47.6 million partially offset by non-cash charges of $7.6 million, which related to depreciation and amortization, stock-based compensation, and a net decrease in operating assets and liabilities of $1.4 million. The net decreases in operating assets and liabilities were primarily attributable to the timing in which we paid our vendors.

Investing Activities

During the year ended December 31, 2020, cash used in investing activities was $48.9 million, consisting primarily of purchases of investments net of maturities of $41.8 million and purchases of property and equipment of $7.1 million.

During the year ended December 31, 2019, cash used in investing activities was $20.4 million, consisting primarily of purchases of investments net of maturities of $16.5 million and purchases of property and equipment of $3.9 million.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $134.7 million from the sale of our stock.

During the year ended December 31, 2019, net cash provided by financing activities was $79.5 million consisting primarily from the sale of stock in our initial public offering.

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

As of December 31, 2020, we had cash, cash equivalents and investments of $228.0 million and subsequent to December 31, 2020, we raised $131.1 million in net proceeds from our January 2021 stock offering. We believe that the net proceeds from sales of our stock, together with our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements at least into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

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

For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed. In the second quarter of 2019, we adopted ASU 2018-07 on a retrospective basis as of January 1, 2019, the beginning of the fiscal year of adoption. Prior to the adoption of ASU 2018-07, share-based payments awards granted to non-employees were measured at fair value on their grant date, subject to periodic remeasurement at each reporting period, and share-based compensation expense was recognized over their vesting terms. After the adoption of ASU 2018-07, the fair value of all outstanding and unvested previously granted non-employee awards was established on January 1, 2019, the effective date of adoption, and share-based compensation expense will continue to be recorded on a straight-line basis over their remaining vesting period, consistent with share-based payment awards granted to employees.

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

Royalty Transfer Agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of (i) all global net sales of any of our products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in the Statement of Operations. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribed no value to the royalty agreement at inception and at December 31, 2020 and 2019. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

Item 8. Financial Statements

TCR2 THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
TCR2 Therapeutics Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TCR2 Therapeutics Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts
March 16, 2021

TCR2 THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$94,155	$65,296
Investments	133,831	92,828
Prepaid expenses and other current assets	7,552	5,061
Total current assets	235,538	163,185

Property and equipment, net	10,013	4,926
Restricted cash	583	417
Deferred offering costs	61	-
Total assets	$246,195	$168,528

Liabilities and stockholders’ equity
Accounts payable	$2,448	$2,483
Accrued expenses and other current liabilities	6,392	5,050
Total current liabilities	8,840	7,533

Other liabilities	807	546
Total liabilities	9,647	8,079

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2020 and December 31, 2019, respectively.	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 33,516,795 and 24,050,936 shares issued; 33,516,795 and 23,981,109 shares outstanding at December 31, 2020 and 2019, respectively.	3	2
Additional paid-in capital	486,197	342,896
Accumulated other comprehensive income	63	142
Accumulated deficit	(249,715)	(182,591)
Total stockholders’ equity	236,548	160,449
Total liabilities and stockholders’ equity	$246,195	$168,528

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019
Operating expenses
Research and development	$51,980	$37,488
General and administrative	16,720	13,894
Total operating expenses	68,700	51,382
Loss from operations	(68,700)	(51,382)

Interest income, net	1,737	3,885
Loss before income tax expense	(66,963)	(47,497)

Income tax expense	161	102
Net loss	(67,124)	(47,599)

Accretion of redeemable convertible preferred stock to redemption value	-	(49,900)
Net loss attributable to common stockholders	$(67,124)	$(97,499)

Per share information
Net loss per share of common stock, basic and diluted	$(2.40)	$(4.62)

Weighted average shares outstanding, basic and diluted	27,990,564	21,104,195

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Years Ended December 31,
	2020	2019
Net loss	$(67,124)	$(47,599)
Unrealized gain (loss) on investments, net	(79)	248
Comprehensive loss	$(67,203)	$(47,351)

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock						Additional		Accumulated Other	Total Stockholders'
	Series A		Series B		Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2018	44,500,001	$72,980	62,500,000	$136,250	726,990	$-	$-	$(85,590)	$(106)	$(85,696)
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	117,785	-	52	-	-	52
Exercise of stock options	-	-	-	-	111,035	-	391	-	-	391
Stock-based compensation expense	-	-	-	-	-	-	6,702	-	-	6,702
Accretion of redeemable preferred stock to redemption value	-	34,789	-	15,111	-	-	(498)	(49,402)	-	(49,900)
Conversion of shares upon IPO	(44,500,001)	(107,769)	(62,500,000)	(151,361)	17,275,299	2	259,128	-	-	259,130
Initial public offering, net of issuance costs	-	-	-	-	5,750,000	-	77,121	-	-	77,121
Unrealized gain on investments	-	-	-	-	-	-	-	-	248	248
Net loss	-	-	-	-	-	-	-	(47,599)	-	(47,599)
Balance at December 31, 2019	-	$-	-	$-	23,981,109	$2	$342,896	$(182,591)	$142	$160,449
Issuance of common stock, net of issuance costs	-	-	-	-	9,200,000	1	133,570	-	-	133,571
Reclassification of shares issued and previously subject to repurchase	-	-	-	-	69,826	-	51	-	-	51
Exercise of stock options	-	-	-	-	265,860	-	1,188	-	-	1,188
Stock-based compensation expense	-	-	-	-	-	-	8,492	-	-	8,492
Unrealized loss on investments	-	-	-	-	-	-	-	-	(79)	(79)
Net loss	-	-	-	-	-	-		(67,124)	-	(67,124)
Balance at December 31, 2020	-	$-	-	$-	33,516,795	$3	$486,197	$(249,715)	$63	$236,548

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Twelve Months Ended December 31,
	2020	2019
Operating activities
Net loss	$(67,124)	$(47,599)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,592	862
Stock-based compensation expense	8,492	6,702
Accretion on investments	(702)	(225)
Deferred tax liabilities	131	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,101)	(3,057)
Accounts payable	451	(179)
Accrued expenses and other liabilities	1,522	2,137
Cash used in operating activities	(56,739)	(41,359)

Investing activities
Purchases of equipment	(7,164)	(3,879)
Purchases of investments	(152,812)	(126,261)
Proceeds from sale or maturity of investments	111,041	109,725
Cash used in investing activities	(48,935)	(20,415)

Financing activities
Proceeds from public offering of common stock, net of issuance costs	133,571	79,132
Proceeds from the exercise of stock options	1,189	391
Deferred offering costs	(61)	-
Cash provided by financing activities	134,699	79,523

Net change in cash, cash equivalents, and restricted cash	29,025	17,749
Cash, cash equivalents, and restricted cash at beginning of year	65,713	47,964
Cash, cash equivalents, and restricted cash at end of period	$94,738	$65,713

Supplemental disclosure of noncash activities
Conversion of redeemable convertible preferred stock to common stock	$-	$259,130
Accretion of redeemable convertible preferred stock to redemption value	$-	$49,900
Property and equipment additions in accounts payable	$611	$270

See notes to consolidated financial statements

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

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

Shelf registration statement

On March 6, 2020, the Company filed a shelf registration statement on Form S-3 (the Shelf), with the Securities and Exchange Commission (SEC), which covers the offering, issuance and sale of up to an aggregate of $300.0 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $75.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf, which the Company refers to as the ATM Program. The Shelf was declared effective by the SEC on April 28, 2020. As of December 31, 2020, no sales have been made pursuant to the ATM Program.

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

For the years ended December 31, 2020 and 2019

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

The Company has incurred net losses from operations since inception. The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of December 31, 2020 of $228.0 million will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements.

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

As of December 31, 2020, the Company had manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in either party’s ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Fair value of financial instruments

At December 31, 2020 and 2019, the Company’s financial instruments consist of money market funds, commercial paper, agency and corporate bonds, and asset-backed securities are included in investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2020 and 2019, cash equivalents consisted of U.S treasuries, corporate bonds and government-backed money market funds.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Investments

As of December 31, 2020, all investments were classified as available-for-sale and were carried at their estimated fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) until realized. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments in debt securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in the statement of operations. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company has not recognized any impairment of long-lived assets for the years ended December 31, 2020 and 2019.

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

For the years ended December 31, 2020 and 2019

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

Prior to the IPO, estimating the fair value of stock-based awards required the input of subjective assumptions, including the fair value of the Company’s common stock, and, for stock options and warrants, the expected life of the options and stock price volatility. Since the IPO, the Company uses the value of its stock price as quoted on the Nasdaq Global Select Market to determine fair value of the Company’s common stock. The Company uses the Black-Scholes option pricing model to value its stock option awards and warrants. The assumptions used in calculating the fair value of stock-based awards represent management’s estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

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

For the years ended December 31, 2020 and 2019

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

The following potentially dilutive securities, on an as converted basis have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2020 and 2019, as they would be antidilutive:

	As of December 31,
	2020	2019
Stock options outstanding	5,011,349	4,189,292
Common stock warrants	203,676	203,676
Employee stock purchase plan	5,141	7,092
Total	5,220,166	4,400,060

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

Reconciliation of cash, cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows for the years ended December 31, 2020 and 2019.

	As of December 31,
	2020	2019
Cash and cash equivalents	$94,155	$65,296
Restricted cash	583	417
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$94,738	$65,713

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

For the years ended December 31, 2020 and 2019

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

The standard will be effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. For all other entities and emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2021. The Company will adopt the new standard beginning January 1, 2022. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The standard includes a number of practical expedients that the Company is evaluating and may elect to apply. The Company expects that the adoption of the new leasing standards will result in the recognition of material right-of-use assets and lease liabilities on the consolidated balance sheets but does not expect it to have a material impact on its results of operations or cash flows.

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

4. Investments and Fair Value Measurements

As of December 31, 2020, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$34,801	$60	$-	$34,861
U.S. Treasury securities	98,967	3	-	98,970
Total	$133,768	$63	$-	$133,831

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

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

The guidance requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1 — Quoted prices (unadjusted in active markets for identical assets or liabilities)

Level 2 — Inputs other than quoted prices in active markets that are observable either directly or indirectly

Level 3 — Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions

The Company has classified assets measured at fair value on a recurring basis as follows as of December 31, 2020:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$89,319	$89,319	$89,319	$-	$-
Corporate bonds	34,801	34,861	-	34,861	-
U.S. Treasury securities	98,967	98,970	-	98,970	-
Total	$223,087	$223,150	$89,319	$133,831	$-

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

During the years ended December 31, 2020 and 2019, there were no transfers among the Level 1, Level 2 and Level 3 categories.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, excluding share and per share items or as otherwise noted)

5. Property and Equipment

Property and equipment, net, consisted of:

	As of
	December 31, 2020	December 31, 2019
Laboratory equipment	$8,566	$5,717
Computer hardware and equipment	109	105
Furniture and fixtures	432	396
Leasehold improvements	320	312
Construction in process	3,320	203
	12,747	6,733
Less: accumulated depreciation	(2,734)	(1,807)
	$10,013	$4,926

Depreciation expense was $1,592 and $862 for the years ended December 31, 2020 and 2019, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	December 31, 2020	December 31, 2019
Employee compensation and related benefits	$3,808	$2,816
Professional fees	224	300
Contract manufacturing organization fees	582	500
Contract research organization fees	487	182
University partnerships	183	448
Property received not yet invoiced	385	260
Other	723	544
	$6,392	$5,050

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

For the years ended December 31, 2020 and 2019

(Amounts in thousands, excluding share and per share items or as otherwise noted)

In September 2019, the Company entered into a lease for office facilities that expires in August 2024. Under the terms of the lease, the Company placed $127 letter of credit into a restricted cash account as security for the facility.

In November 2020, the Company entered into a lease for office and laboratory facilities that expires in December 2023. Under the terms of the lease, the Company placed $166 letter of credit into a restricted cash account as security for the facility.

In November 2020, the Company entered into a manufacturing agreement with Elevatebio which includes identified space dedicated to the Company. The Company has determined the agreement contains an embedded lease. The Company also concluded that it is not the deemed owner during modification of the module nor does the agreement represent a capital lease under ASC 840, “Leases”. As a result, the embedded lease portion of the Collaboration Agreement will be accounted for as an operating lease.

The following table presents future minimum rent payments under non-cancellable operating leases with initial terms in excess of one year at December 31, 2020:

As of
December 31, 2020
2021	$4,966
2022	3,985
2023	3,690
2024	2,537
2025	1,054
Thereafter	-
Total minimum payments required	$16,232

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock (see Note 9), certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in the statement of operations. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and for the years ended December 31, 2020 and 2019. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation as of December 31, 2020 and 2019 nor has the Company accrued any liability as of December 31, 2020 and 2019.

8. 401(k) Savings Plan

The Company maintains a defined contribution 401(k) plan in which employees may contribute a portion of their compensation, subject to statutory maximum contribution amounts. For the years ended December 31, 2020 and 2019, the matching contribution expense was $369 and $276, respectively.

9. Common Stock and Redeemable Convertible Preferred Stock

Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to the rights of holders of redeemable convertible preferred stock, common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. No dividends had been declared through December 31, 2020.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Preferred stock

The Board of Directors or any authorized committee thereof is expressly authorized, to the fullest extent permitted by law, to provide by resolution or resolutions for, out of the unissued shares of Undesignated Preferred Stock, the issuance of the shares of Undesignated Preferred Stock in one or more series of such stock, and by filing a certificate of designations pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of December 31, 2020, there are no preferred shares issued.

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

For the years ended December 31, 2020 and 2019

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

For the years ended December 31, 2020 and 2019

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

The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, directors and other key persons (including consultants) are eligible to receive awards under the 2018 Plan. The amount, terms of grants, and exercisability provisions are determined and set by the Company’s Board of Directors. The maximum number of authorized shares to be issued under the Plan was 6,053,935. As of December 31, 2020, there were 700,294 shares of common stock available for future issuance. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors. Generally, options and restricted stock awards vest over a four -year period.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations:

	For the Years Ended December 31,
	2020	2019
Research and development	$3,351	$2,547
General and administrative	5,141	4,155
	$8,492	$6,702

Stock options

The following table summarizes the activity related to stock option grants to employees and non-employees for the years ended December 31, 2020 and 2019:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Balance at January 1, 2019	2,121,561	$3.78	9.1
Granted	2,287,889	15.78
Exercised	(100,421)	2.55
Forfeited	(119,737)	5.60
Balance at December 31, 2019	4,189,292	$10.31	8.9
Granted	1,252,365	28.12
Exercised	(241,995)	3.91
Forfeited	(188,313)	12.31
Balance at December 31, 2020	5,011,349	$14.99	8.4

Exercisable at December 31, 2020	1,848,628	8.18	7.5
Vested and expected to vest at December 31, 2020	5,011,349

The above table excludes 8,017 options that were granted outside of the Plan.

As of December 31, 2020, there was $37,383 in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 3.2 years. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2020 was $42,068. The aggregate intrinsic values of options exercised during the year ended December 31, 2020 was $3,908.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, excluding share and per share items or as otherwise noted)

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during the years ended December 31, 2020 and 2019 was determined using the methods and assumptions discussed below:

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

For the years ended December 31, 2020 and 2019, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	For the Years Ended December 31,
	2020	2019
Risk-free interest rate	0.5%	2.08%
Expected term (in years)	6.1	6.0
Expected volatility	75.0%	70.4%
Annual dividend yield	0%	0%
Fair value of common stock	$18.51	$10.06

Warrants

Warrants issued to non-employees in connection with providing consulting services are issued outside of the Plan and are accounted for as stock-based compensation.

The warrants have an initial exercise price of $0.74 per share and will expire at the earlier of ten years from the date of issuance or a change in control event as defined in the warrant agreements.

As of December 31, 2020 and 2019, there were 203,676 warrants outstanding. During the years ending December 31, 2020 and 2019, the Company granted no warrants and there were no forfeitures.

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

During the years ended December 31, 2020 and 2019, there were 23,864 and 10,614 shares issued under the 2018 ESPP, respectively.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, excluding share and per share items or as otherwise noted)

11. Income tax expense

Loss before income tax expense for the years ended December 31, 2020 and 2019 consisted of the following:

	For the Years Ended December 31,
	2020	2019
United States	$(67,625)	$(47,960)
Foreign	662	463
Loss before income taxes	$(66,963)	$(47,497)

The income tax expense for the years ended December 31, 2020 and 2019 consisted of the following components:

	For the Years Ended December 31,
	2020	2019
Current tax
State	$30	$40
Total current tax	30	40
Deferred tax
Foreign	131	62
Total deferred tax	131	62
Income tax expense	$161	$102

Subject to the limitations described below, at December 31, 2020, we have cumulative federal and state net operating loss carryforwards of approximately $4.1 million and $129.0 million available to reduce federal and state taxable income, respectively, which begin to expire in 2035. Additionally, we have $122.3 million of federal net operating loss carryforwards which carryforward indefinitely. We have cumulative federal and state tax credit carry forwards of $5.6 million and $2.4 million, respectively, available to reduce federal and state income taxes which begin to expire in 2035 and 2031, respectively.

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

The components of net deferred income tax assets (liabilities) as of December 31, 2020 and 2019 are as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$34,749	$17,120
Research and development credits	7,584	4,814
Capitalized costs	5,646	6,234
Accrued expenses and other	1,020	907
Stock compensation	2,874	1,311
Total deferred tax assets	51,873	30,386
Deferred tax liabilities:
Depreciation	(392)	(171)
Total deferred tax liabilities	(392)	(171)
Less: valuation allowance	(51,683)	(30,277)
Total net deferred tax assets (liabilities)	$(202)	$(62)

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Management believes that it is more likely than not that the Company’s U.S. deferred income tax assets will not be realized. As such, there is a full valuation allowance against the net U.S. deferred tax assets as of December 31, 2020 and 2019. The Company is in a net deferred tax liability position in the United Kingdom and believes it is more likely than not that the foreign deferred income tax assets will be realized. As such, there is no

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, excluding share and per share items or as otherwise noted)

valuation allowance against the U.K. deferred tax assets. The valuation allowance in the U.S. increased by approximately $21.4 million during the year ended December 31, 2020 primarily as a result of the increase in net operating loss carryforwards. The valuation allowance increased by approximately $15.8 million during the year ended December 31, 2019 primarily as a result of the increase in net operating loss carryforwards.

The Company did not have unrecognized tax benefits as of December 31, 2020 or 2019. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	As of December 31,
	2020	2019
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of federal benefit	6.4%	6.4%
Permanent differences	0.1%	-0.4%
Research and development credit benefit	4.1%	5.9%
Change in valuation allowance	-32.0%	-33.1%
Effective income tax rate	-0.4%	-0.2%

The Company’s remains subject to examination by U.S. Federal, state, local, and foreign tax authorities for tax years 2017 through 2020. With a few exceptions, we are no longer subject to U.S. Federal, state, local, and foreign examinations by tax authorities for the tax year 2016 and prior. However, net operating losses from the tax year 2016 and prior would be subject to examination if and when used in a future tax return to offset taxable income.

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

12. Related party transactions

Manufacturing agreement

During November 2020, we entered into a manufacturing partnership with ElevateBio, LLC. Dr. Ansbert Gadicke is a member of the board of directors at the Company and ElevateBio, LLC. The agreement is to establish a manufacturing partnership with ElevateBio, LLC for production of the Company’s clinical trial products. During the year ended December 31, 2020, we incurred $760 in expenses and have incurred additional costs of $1,600 for equipment owned by us for use by ElevateBio, LLC.

Consulting arrangements

On October 1, 2015, we entered into a consulting agreement with Dr. Patrick Baeuerle. Pursuant to the consulting agreement, Dr. Baeuerle agreed to perform such consulting, advisory and related services to and for us as may be reasonably requested. In exchange, we agreed to pay Dr. Baeuerle a consulting fee of €15 per month. On November 1, 2016, we amended the consulting agreement to revise Dr. Baeuerle’s consulting fee to be €3 per month. Dr. Baeuerle is also eligible for an annual bonus equal to 33% of the annual fees paid under the consulting agreement, subject to the discretion of our Board of Directors based on Dr. Baeuerle’s performance and our performance. The term of the agreement is one year, and automatically extends for additional one-year periods unless terminated. During the years ended December 31, 2020 and 2019, we incurred fees and travel related expenses to Dr. Baeuerle in the amount of $74 and $72, respectively, under the consulting agreement. Dr. Baeuerle is a member of our Board of Directors and is a managing director at MPM Capital, the beneficial owner of more than 5% of our voting securities.

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

For the years ended December 31, 2020 and 2019

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Dr. Finer was a member of the Board of Directors from 2015 until his resignation on April 30, 2020. Dr. Finer is not considered a related party after his resignation from the Board of Directors. During the twelve months ended December 31, 2020 and 2019, the Company incurred fees and travel-related expenses to Pattern Recognition Ventures in the amount of $19 and $77, respectively. Dr. Finer has a financial interest in Pattern Recognition Ventures and is its managing member. Dr. Finer is an executive partner at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities.

13. Subsequent Event

On January 19, 2021, TCR2 Therapeutics Inc., a Delaware corporation entered into an underwriting agreement with Goldman Sachs & Co. LLC, Jefferies LLC, Piper Sandler & Co. and BMO Capital Markets Corp., related to the public offering of 4,590,164 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a price to the public of $30.50 per Share, less underwriting discounts and commissions. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-236965), including a base prospectus that was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on April 28, 2020, as supplemented by a prospectus supplement dated January 19, 2021 that was filed with the SEC on January 21, 2021. The offering closed on January 22, 2021. The Company received net proceeds from the offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, of approximately $131.1 million.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(Amounts in thousands, excluding share and per share items or as otherwise noted)

14. Quarterly Financial Information (unaudited)

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Operating expenses
Research and development	$14,298	$12,820	$12,907	$11,955
General and administrative	4,269	4,371	3,809	4,271
Total operating expenses	18,567	17,191	16,716	16,226
Loss from operations	(18,567)	(17,191)	(16,716)	(16,226)

Interest income, net	191	300	499	747
Loss before income tax expense	(18,376)	(16,891)	(16,217)	(15,479)

Income tax expense	75	31	28	27
Net loss	$(18,451)	$(16,922)	$(16,245)	$(15,506)

Per share information
Net loss per share of common stock, basic and diluted	$(0.55)	$(0.56)	$(0.67)	$(0.65)

Weighted average shares outstanding, basic and diluted	33,448,315	30,340,355	24,075,984	24,011,843

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Operating expenses
Research and development	$9,392	$11,374	$8,833	$7,889
General and administrative	4,179	3,522	3,307	2,886
Total operating expenses	13,571	14,896	12,140	10,775
Loss from operations	(13,571)	(14,896)	(12,140)	(10,775)

Interest income, net	846	1,090	1,077	872
Loss before income tax expense	(12,725)	(13,806)	(11,063)	(9,903)

Income tax expense	102	-	-	-
Net loss	(12,827)	(13,806)	(11,063)	(9,903)

Accretion of redeemable convertible preferred stock to redemption value	-	-	-	(49,900)
Net loss attributable to common stockholders	$(12,827)	$(13,806)	$(11,063)	$(59,803)

Per share information
Net loss per share of common stock, basic and diluted	$(0.54)	$(0.58)	$(0.46)	$(4.85)

Weighted average shares outstanding, basic and diluted	23,961,960	23,874,593	23,818,003	12,328,805

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management concludes that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information

On March 15, 2021, our Board of Directors approved Amendment No. 1 (the “Amendment”) to our Amended and Restated By-Laws (the “Amended and Restated By-Laws”), which became effective as of the same date. The Amendment updates our exclusive forum provision for Securities Act claims.

The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 3.3 to this Annual Report on Form 10-K and incorporated by reference herein.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors, executive officers and other key employees as of March 1, 2021.

Name	Age	Position
Executive Officers
Garry E. Menzel	56	President, Chief Executive Officer and Director
Robert Hofmeister	53	Chief Scientific Officer
Angela Justice	48	Chief People Officer
Alfonso Quintas Cardama	50	Chief Medical Officer
Mayur (Ian) Somaiya	47	Chief Financial Officer

Non-Employee Directors
Ansbert Gadicke (3)(4)	63	Chairman of the Board of Directors
Andrew Allen (1)(2)(4)	54	Director
Patrick Baeuerle	63	Director
Neil W. Gibson (1)(2)	64	Director
Axel Hoos(3)	51	Director
Shawn Tomasello (2)(3)	62	Director
Stephen Webster (1)(4)	59	Director

(1) Member of audit committee
(2) Member of compensation committee
(3) Member of nominating and corporate governance committee
(4) Member of finance and strategy committee

Executive Officers

Garry Menzel, Ph.D. Dr. Menzel joined our company in 2016 as a director and Chief Executive Officer. Dr. Menzel has also served on the board of directors and chairman of the audit committee of the oncology company Black Diamond Therapeutics Inc. since 2014 and has served on the board of directors of Stoke Therapeutics Inc. since 2020. Previously, Dr. Menzel was the Chief Strategy Officer at Axcella Health Inc. from 2015 to 2016, the Chief Financial Officer at DaVita Healthcare Partners Inc. from 2013 to 2015, and the Chief Operating Officer at Regulus Therapeutics Inc. from 2008 to 2013. Dr. Menzel also had global leadership roles in running the biotechnology practices at Goldman Sachs & Co. LLC from 1994 to 2004 and Credit Suisse Group AG from 2004 to 2008. In addition, he was a consultant with Bain & Company and was a research assistant at SmithKline Beecham PLC (now GlaxoSmithKline PLC). Dr. Menzel received his Ph.D. from the University of Cambridge, where he studied the regulation of oncogenes in immune cells, and his M.B.A. from the Stanford University Graduate School of Business. We believe Dr. Menzel is qualified to serve as a member of our board of directors because of his scientific background and corporate leadership experience.

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

Axel Hoos, MD, Ph.D. Dr. Axel Hoos is Senior Vice President, R&D Governance Chair, and Therapeutic Area Head for Oncology at GlaxoSmithKline Pharmaceuticals (GSK). As R&D Governance Chair he oversees technical and funding review committees. As Therapeutic Area Head he is responsible for the Oncology business including discovery and development with the four focus areas of immuno-oncology, epigenetics, cell & gene therapy and synthetic lethality. He has also been responsible for leading business development portfolio expansions including the acquisition of Tesaro and the cell & gene therapy licensing agreements with Adaptimmune, Lyell and Immatics. Dr. Hoos also serves as Chairman of the Board of Trustees of the Sabin Vaccine Institute, is Co-founder and Director on the Board of Imugene, a biotech company, Co-Director of the Cancer Immunotherapy Consortium and Scientific Advisory Board Member of the Cancer Research Institute. Prior to GSK, Dr. Hoos was the Global Medical Lead in Immunology/Oncology at Bristol-Myers Squibb where he developed Yervoy (Ipilimumab) which was the first checkpoint inhibitor drug in immuno-oncology. The discovery of ipilimumab’s scientific mechanism was honored with the Nobel Prize for Physiology or Medicine to Dr. James Allison in 2018. Dr. Hoos was also Senior Director of Clinical Development at Agenus Bio. Dr. Hoos holds an MD from Ruprecht-Karls-University and a PhD in molecular oncology from the German Cancer Research Center (DKFZ). He trained in surgery at the Technical University in Munich and at Memorial Sloan-Kettering Cancer Center in New York City (where he also studied molecular pathology and tumor immunology). He is an alumnus of the Program for Leadership Development at Harvard Business School.

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

Shawn Tomasello. Ms. Tomasello served as the Chief Commercial Officer of Kite Pharma, where she oversaw the global commercialization of Yescarta, from 2015 to 2018 including through its acquisition by Gilead for $11.9 billion in October 2017. She was previously Chief Commercial Officer at Pharmacyclics, where she led commercial and medical affairs activities for Imbruvica®, a first-in-class treatment for hematologic malignancies, from August 2014 until its acquisition by AbbVie for $21.0 billion in August 2015. Prior to Pharmacyclics, Ms. Tomasello served in leading commercial roles with multiple major pharmaceutical companies, including Celgene as President of the Americas Hematology and Oncology, where she led the company through five successful product launches encompassing 11 indications and played a critical role in acquisitions. Ms. Tomasello received her B.S. in Marketing from the University of Cincinnati and her M.B.A. from Murray State University in Kentucky.

Stephen Webster. Mr. Webster served as the Chief Financial Officer of Spark Therapeutics, a publicly traded gene therapy biotechnology company, from July 2014 until its acquisition by Roche for $4.8 billion in December 2019. He was previously Senior Vice President (SVP) and Chief Financial Officer of Optimer Pharmaceuticals, a publicly traded biotechnology company, from July 2012 until its acquisition by Cubist Pharmaceuticals in October 2013. Prior to joining Optimer, Mr. Webster served as SVP and Chief Financial Officer of Adolor Corporation, a biopharmaceutical company, from 2008 until its acquisition by Cubist Pharmaceuticals in 2011. Mr. Webster also served in leadership positions in the investment banking healthcare groups of Broadpoint Capital and PaineWebber Incorporated. Mr. Webster has served as a director of NextCure, a publicly traded biopharmaceutical company, since April 2019, Nabriva Therapeutics AG (formerly Nabriva Therapeutics plc), a publicly traded biopharmaceutical company, since August 2016 and Viking Therapeutics, a publicly traded biopharmaceutical company, since May 2014. Mr. Webster received an A.B. in Economics from Dartmouth College and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of the Company with the SEC.

Based solely on a review of on Forms 3, 4 and 5 and any amendments thereto filed electronically with the Securities and Exchange Commission with respect to the most recent fiscal year and written representations from the reporting persons, we believe all Section 16(a) filing requirements were satisfied in 2020 with the exception of the following inadvertent late filing: a Form 4 filing filed on March 27, 2020 by Neil Gibson with respect to six transactions by Curative Ventures CT LLC.

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

Audit Committee

The members of our audit committee are Andrew Allen, Neil Gibson and Stephen Webster. Stephen Webster is the chair of the audit committee. Our board of directors has determined that all members of our audit committee will meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules and that Stephen Webster is an “audit committee financial expert” (within the meaning of applicable SEC regulations). Each of the members of the audit committee are independent pursuant to applicable Nasdaq listing standards.

Recommendation of Director Nominees by Stockholders

There have been no material changes to the procedures by which our stockholders may recommend nominees to the board of directors.

Item 11. Executive Compensation

Executive Compensation Overview

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to and earned by each individual who served as our principal executive officer at any time during our years ended December 31, 2020 and 2019 and to our next two most highly compensated executive officers in respect of their service to our company for our years ended December 31, 2020 and 2019. We refer to these individuals as our named executive officers. Our named executive officers are:

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

Summary Compensation Table

The following table sets forth information regarding compensation awarded to and earned by our named executive officers for services rendered to us in all capacities during our years ended December 31, 2020 and 2019.

NAME AND PRINCIPAL POSITION	YEAR	SALARY	OPTION AWARDS (1)	NON-EQUITY PLAN COMPENSATION (2)	ALL OTHER COMPENSATION	TOTAL
Garry Menzel, President and Chief Executive Officer	2020	$560,000	$5,196,450	$372,680	$8,550	$6,137,680
	2019	491,981	7,706,831	275,000	8,400	8,482,212
Alfonso Quintás Cardama, Chief Medical Officer	2020	451,500	2,142,210	218,526	8,550	2,820,786
	2019	421,561	3,335,108	165,500	8,400	3,930,569
Mayur (Ian) Somaiya, Chief Financial Officer	2020	393,750	1,951,320	190,575	8,550	2,544,195
	2019	368,750	2,372,239	144,375	10,781	2,896,145

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

(2)	The amounts reported reflect annual bonuses earned based upon achievement of company and individual performance metrics. Amounts reflected are paid in the year subsequent to the performance year.
(3)	Other compensation consists of the following:

		401(k) Matching Contribution	Moving Reimbursement	Total
Mayur (Ian) Somaiya, Chief Financial Officer	2019	8,400	2,381	10,781

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

Outstanding Equity Awards

The following table sets forth information concerning outstanding equity awards held by our named executive officers as of December 31, 2020.

	Option Awards
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Garry Menzel	169,054	-	(1)	$0.74	12/13/2026
	107,983	35,994	(2)	$0.74	12/7/2027
	261,630	171,407	(3)	$5.88	7/25/2028
	232,925	253,181	(4)	$16.11	4/10/29
	-	168,000	(5)	$16.10	12/18/2029
	-	245,000	(6)	$31.83	12/9/30
Alfonso Quintás Cardama	59,048	15,534	(7)	$0.74	10/9/2027
	31,762	10,584	(2)	$0.74	12/7/2027
	54,809	35,910	(3)	$5.88	7/25/2028
	101,248	110,054	(4)	$16.11	4/10/2029
	-	72,100	(5)	$16.10	12/18/2029
	-	101,000	(6)	$31.83	12/9/30
Mayur (Ian) Somaiya	67,039	35,519	(8)	$5.88	4/29/2028
	17,167	11,248	(3)	$5.88	7/25/2028
	72,980	79,327	(4)	$16.11	4/10/2029
	-	50,000	(5)	$16.10	12/18/2029
	-	92,000	(6)	$31.83	12/9/30

Option awards vest over four years, with 25% vesting on the first anniversary of the vesting commencement date, and the remainder vesting in 36 equal monthly installments thereafter, subject to continued employment with us.

(1)	Represents stock option granted on December 13, 2016.
(2)	Represents stock option granted on December 7, 2017.
(3)	Represents stock option granted on July 26, 2018.
(4)	Represents stock option granted on April 11, 2019.
(5)	Represents stock option granted on December 19, 2019.
(6)	Represents stock option granted on December 10, 2020.
(7)	Represents stock option granted on October 10, 2017.
(8)	Represents stock option granted on April 30, 2018.

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

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the year ended December 31, 2020. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2020. Dr. Menzel, our President and Chief Executive Officer, did not receive any compensation for his service as a member of our board of directors. Dr. Menzel’s compensation for service as an employee for year ended December 31, 2020 is presented in “Executive Compensation—Summary Compensation Table.” We reimburse members of our board of directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of directors and committee meetings.

Director Compensation Table — 2020

NAME	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)(2)	ALL OTHER COMPENSATION ($)(3)	TOTAL ($)
Ansbert Gadicke (1)	$-	$-	$-	$-
Andrew Allen	51,250	252,164	-	303,414
Patrick Baeuerle (3)	-	252,164	51,988	304,152
Mitchell Finer (3)	-	-	18,750	18,750
Neil W. Gibson	56,250	252,164	-	308,414
Axel Hoos	27,448	315,402	-	342,850
Shawn Tomasello	-	-	-	-
Stephen Webster	33,333	315,370	-	348,703

(1)	Investor-appointed directors did not receive fees, as directors, or other equity compensation for their service on our board of directors.
(2)

Represents stock options granted in 2020. In accordance with SEC rules, these columns reflect the aggregate grant date fair value of the option awards granted during 2020 computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions.

(3)

Drs. Baeuerle and Finer provided services to us pursuant to the terms of the consulting agreements with Dr. Baeuerle and Dr. Finer and Pattern Recognition Ventures, respectively. The cash fees presented above are related to these services for the year ended December 31, 2020. The amount for Dr. Finer include fees paid prior to his resignation from the board of directors.

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

	MEMBER ANNUAL FEE ($)	CHAIRMAN ADDITIONAL ANNUAL FEE ($)
Board of Directors	$35,000	$30,000
Audit Committee	7,500	15,000
Compensation Committee	5,000	10,000
Nominating and Corporate Governance Committee	4,000	8,000
Finance and Strategy Committee	—	—

In addition, each non-employee director elected or appointed to our board of directors that is not affiliated with a 5% holder of our stock will be granted an initial one-time equity award of a stock option with a grant date fair value of approximately $400,000, based on the current fair market value of the Company’s common stock, which shall vest 25% on the one-year anniversary of the date of grant, with the remainder vesting in 24 equal monthly instalments, subject to continued service through such vesting date(s). In addition, at the end of each year, each non-employee director that is not affiliated with a 5% holder will be granted an equity award of stock options with a grant date fair market value of approximately $200,0000, based on the then fair market value of the Company’s common stock, which will vest 25% on the one-year anniversary of the date of grant, with the remainder vesting in 36 equal monthly installments subject to continued service as a director through such vesting date(s).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2020. As of December 31, 2020, we had two equity compensation plan, our 2018 Plan and our Employee Stock Purchase Plan, which were approved by our Board of Directors and our stockholders.

	Equity Compensation Plans
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	5,223,042	$14.43	975,816
Equity compensation plans not approved by stockholders	—		—
Total	5,223,042		975,816

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock outstanding as of March 1, 2021 for:

•	each person, or group of affiliated persons, who is known by us to be the beneficial owner of five percent or more of our outstanding common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of March 1, 2021 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise indicated below, the address of each officer, director and five percent stockholder listed below is c/o TCR2 Therapeutics Inc., 100 Binney Street, Suite 710, Cambridge, MA 02142.

The percentage of beneficial ownership in the table below is based on 38,137,440 shares of common stock deemed to be outstanding as of March 1, 2021.

	COMMON STOCK BENEFICIALLY OWNED
	SHARES	PERCENTAGE
5% or Greater Stockholders
Entities affiliated with MPM Capital (1)	4,229,134	11.04%
UBS Oncology Impact Fund, L.P. (2)	3,370,982	8.84%
Entites affiliated with Wellington Management Group LLP (3)	3,753,364	9.84%
Entities affiliated with Redmile Group, LLC (4)	2,832,888	7.43%
BlackRock, Inc. (5)	2,603,539	6.83%

Directors, Named Executive Officers and Other Executive Officers
Garry Menzel (6)	963,629	2.47%
Mayur (Ian) Somaiya (7)	188,385	*
Alfonso Quintás Cardama (8)	293,506	*
Ansbert Gadicke (9)	7,600,116	19.84%
Andrew Allen (10)	9,230	*
Patrick Baeuerle (11)	436,656	1.14%
Neil Gibson (12)	9,230	*
Axel Hoos	—	*
Shawn Tomasello	—	*
Stephen Webster	—	*
All executive officers and directors as a group (12 persons) (13)	9,783,497	24.45%

* Less than one percent.

(1)

Based solely on a Schedule 13D filed by MPM Asset Management on March 4, 2019, consists of (i) 110,859 shares of common stock held by MPM Asset Management Investors BV2014 LLC, (ii) 62,916 shares of common stock held by MPM Asset Management Investors SunStates Fund LLC, (iii) 195,902 shares of common stock and warrants to purchase 178,269 shares of common stock exercisable within 60 days of March 1, 2021, in each case held by MPM Asset Management LLC, (iv) 203,846 shares of common stock held by MPM BioVentures 2014 (B), L.P., (v) 3,056,272 shares of common stock held by MPM BioVentures 2014, L.P., and (vi) 421,070 shares of common stock held by MPM SunStates Fund, L.P. MPM BioVentures 2014 GP LLC is the general partner of MPM BioVentures 2014, L.P. and MPM BioVentures 2014 (B), L.P. MPM BioVentures 2014 LLC is the managing member of MPM BioVentures 2014 GP LLC and the manager of MPM Asset Management Investors BV2014 LLC. MPM SunStates Fund GP LLC is the general partner of MPM SunStates Fund, L.P. MPM SunStates GP Managing Member LLC is the managing member of MPM SunStates Fund GP LLC and the manager of MPM Asset Management Investors SunStates Fund LLC. MPM Asset Management LLC was retained as a manager to manage the operations of MPM BioVentures 2014, L.P., MPM BioVentures 2014 (B), L.P., MPM Asset Management Investors BV2014 LLC, MPM SunStates Fund, L.P., and MPM Asset Management SunStates Fund LLC. Dr. Ansbert Gadicke is a member of MPM BioVentures 2014 LLC, MPM SunStates GP Managing Member LLC, and MPM Capital, formerly known as MPM Asset Management LLC, and collectively with the other members of such entities makes investment decisions with respect to shares held by such entities. Each of the entities and individuals listed above expressly disclaims beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. The address of these entities and individuals is 450 Kendall Street, Cambridge, MA 02142.

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

(3)

Based solely on a Schedule 13G filed by Wellington Management Group LLP on January 11, 2021, consists of 3,753,364 shares of common stock held Wellington Management Group LLP and related entities. The address of this entity is 280 Congress Street, Boston, MA 02210.

(4)

Based solely on a Schedule 13G/A filed by Redmile Group, LLC on February 16, 2021, consists of 2,832,888shares of common stock owned by certain private investment vehicles and/or separately managed accounts managed by Redmile Group, LLC, which shares of common Stock may be deemed beneficially owned by Redmile Group, LLC as investment manager of such private investment vehicles and/or separately managed accounts. The reported securities may also be deemed beneficially owned by Jeremy C. Green as the principal of Redmile Group, LLC. Redmile Group, LLC and Mr. Green each disclaim beneficial ownership of these shares, except to the extent of its or his pecuniary interest in such shares, if any. The address of these entities and individuals is One Letterman Drive, Building D, Suite D3-300, The Presidio of San Francisco, San Francisco, California 94129

(5)

Based solely on a Schedule 13G filed by BlackRock, Inc. on February 2, 2021, consists of 2,603,539 shares of common stock held by BlackRock, Inc. The address of this entity is 55 East 52nd Street, New York, NY 10055.

(6)

Consists of (i) 4,085 shares of common stock, (ii) options to purchase 875,017 shares of common stock exercisable within 60 days of March 1, 2021 and (ii) 84,527 shares of common stock held by Dr. Garry Menzel, as Trustee of the Garry E. Menzel and Mary E. Henshall Family Trust, under instrument of trust dated July 29, 2010. Dr. Menzel is the trustee of the Garry E. Menzel and Mary E. Henshall Family Trust and may be deemed to beneficially own these securities.

(7)	Consists of (i) 1,473 shares of common stock and (ii) options to purchase 186,912 shares of common stock exercisable within 60 days of March 1, 2021.
(8)	Consists of (i) 3,751 shares of common stock and (ii) options to purchase 289,755 shares of common stock exercisable within 60 days of March 1, 2021.
(9)	See notes (1) and (3) above.
(10)	Consists of options to purchase 9,230 shares of common stock exercisable within 60 days of March 1, 2021.

(11)

Consists of options to purchase 85,870 shares of common stock exercisable within 60 days of March 1, 2021 and (ii) 350,786 shares of common stock held by APAK Solutions GmbH. Dr. Baeuerle is a managing director of APAK Solutions GmbH and shares voting and investment power with respect to these shares. Each of the entities and individuals listed above expressly disclaims beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. The address of these entities and individuals is c/o MPM Capital, 450 Kendall Street, Cambridge, MA 02142.

(12)	Consists of (i) options to purchase 9,230 shares of common stock held by Dr. Neil Gibson exercisable within 60 days of March 1, 2021.
(13)

Consists of (i) 7,914,645 shares common stock, (ii) options to purchase 1,690,583 shares of common stock exercisable within 60 days of March 1, 2021 and (iii) warrants to purchase 178,269 shares of common stock exercisable within 60 days of March 21, 2020, held by ten executive officers and directors, and entities affiliated with such executive officers and directors, as described in notes (6) through (12) above.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions or series of transactions since January 1, 2019 to which we were or will be a party, in which:

•	the amount involved in the transaction exceeds, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2019 and 2020); and
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

All amounts in thousands unless otherwise noted

Manufacturing agreement

During November 2020, we entered into a manufacturing partnership with ElevateBio, LLC. Dr. Ansbert Gadicke is a member of the board of directors at the Company and ElevateBio, LLC. The agreement is to establish a manufacturing partnership with ElevateBio, LLC for production of the Company’s clinical trial products. During the year ended December 31, 2020, we incurred $760 in expenses and have incurred additional costs of $1,600 for equipment owned by us for use by ElevateBio, LLC.

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

	Shares of Common Stock Purchased	Aggregate Cash Purchase Price
Entities affiliated with MPM Capital	1,373,333	$20,599,995
Entities affiliated with Redmile Group	1,000,000	$15,000,000
UBS Oncology Impact Fund L.P.	666,667	$10,000,005

Harpoon Therapeutics, Inc. License Agreement

In June 2017, we entered into a license agreement with Harpoon Therapeutics, Inc. (Harpoon), under which Harpoon provides us with rights to use certain Harpoon intellectual property relating to antibody-based protein binders and related know-how developed by Harpoon. In return, we provide Harpoon with the right to use antibody-based protein binders developed by us. Each license granted under this Harpoon license agreement is non-exclusive. Affiliates of MPM Capital that own shares of our common stock are founding stockholders in Harpoon, and Dr. Patrick Baeuerle, one of our directors and co-founders, is a director and co-founder of Harpoon.

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

In March 2021, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that all members of our board of directors, except Garry Menzel, are independent directors, including for purposes of Nasdaq and SEC rules. In making that determination, our board of directors considered the relationships that each director has with us and all other facts and circumstances the board of directors deemed relevant in determining independence, including the potential deemed beneficial ownership of our capital stock by each director, including non-employee directors that are affiliated with certain of our major stockholders. There are no family relationships among any of our directors or executive officers.

Audit Committee

As of March 1, 2021, our audit committee consists of Andrew Allen, Neil Gibson and Stephen Webster and is chaired by Stephen Webster. The functions of the audit committee include:

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

All members of our audit committee will meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules. Our board of directors has determined that Andrew Allen, Neil Gibson and Stephen Webster are “independent” for audit committee purposes as that term is defined in the rules of the SEC and the current listing standards of Nasdaq. Our board of directors has determined that Stephen Webster is an audit committee financial expert.

The audit committee held four meetings during 2020. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the audit committee charter is available on our website at investors.tcr2.com/corporate-governance/governance-overview. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Compensation Committee

As of March 1, 2021, our compensation committee consists of Andrew Allen, Shawn Tomasello and Neil Gibson, and is chaired by Neil Gibson. The functions of the compensation committee include:

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
•

Each member of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code).

The compensation committee held one meeting during 2020. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the compensation committee charter is available on our website at investors.tcr2.com/corporate-governance/governance-overview. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Nominating and Corporate Governance Committee

As of March 1, 2021, our nominating and corporate governance committee consists of Ansbert Gadicke, Axel Hoos Shawn Tomasello and is chaired by Ansbert Gadicke. The functions of the nominating and corporate governance committee include:

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

The nominating and corporate committee held three meetings during 2019. The nominating and corporate committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the nominating and corporate committee charter is available on our website at investors.tcr2.com/corporate-governance/governance-overview. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Finance and Strategy Committee

Our finance and strategy committee consists of Ansbert Gadicke, Andrew Allen and Stephen Webster and is chaired by Ansbert Gadicke. The purpose of the finance and strategy committee is to consider and make recommendations to our board of directors regarding issues impacting our financial structure and strategic direction, including, but not limited to, our capital structure, business development activities and financing strategy, as well as the overall scope and focus of our business and operations. The finance and strategy committee held one meeting during 2019.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee has selected KPMG LLP as our independent registered public accounting firm for the years ended December 31, 2020 and 2019. In addition to retaining KPMG LLP to audit our consolidated financial statements for years ended December 31, 2020 and 2019, we may engage the firm from time to time during the year to perform other services.

The following table sets forth the aggregate fees billed by KPMG LLP in connection with services rendered during the last two fiscal years.

	For the Year Ended
	2020	2019
Audit fees	$598,000	$403,000
Audit-related fees	—	—
Tax fees	—	20,000
Other fees	1,780	1,780
	$599,780	$424,780

Audit Fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in quarterly reports, services rendered in connection with SEC registration statements, and services that are normally provided by KPMG LLP, such as comfort letters, in connection with statutory and regulatory filings or engagements.

Tax Fees consist of fees for professional services rendered for tax compliance and tax advice.

All Other Fees consist of accounting research software license fees.

In fiscal 2020 and 2019, no services other than those discussed above were provided by KPMG LLP.

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

The Audit Committee annually evaluates the qualifications, performance and independence of the Company’s independent registered public accounting firm. It selected KPMG as the Company’s independent registered public accounting firm for 2019. This selection was subsequently approved by the Board. The Audit Committee has reviewed and discussed with management and with KPMG the Company’s audited consolidated financial statements for the year ended December 31, 2020. In addition, the Audit Committee has discussed with KPMG the matters that independent registered public accounting firms must communicate to audit committees under applicable PCAOB standards.

The Audit Committee has also discussed and confirmed with KPMG its independence from the Company and received all written disclosures and correspondence required by the PCAOB Ethics and Independence requirement s. The Audit Committee has evaluated and concluded the non-audit services provided by KPMG to the Company do not impair KPMG’s independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board that the audited consolidated financial statements for the year ended December 31, 2020 and the related footnotes be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX
Number	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38811	3.1	2/25/2019
3.2	Amended and Restated By-laws of the Registrant	8-K	001-38811	3.2	2/25/2019
3.3	Amendment No. 1 to Amended and Restated By-Laws of the Registrant					X
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated February 28, 2018	S-1	333-229066	4.1	12/28/2018
4.2	Form of Specimen Common Stock Certificate	S-1	333-229066	4.2	2/1/2019
4.3	Form of Common Stock Warrant	S-1	333-229066	4.3	12/28/2018
4.4	Description of Registrant’s Securities					X
10.1#	2015 Stock Option and Grant Plan and forms of award agreements thereunder	S-1	333-229066	10.1	12/28/2018
10.2#	2018 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1	333-229066	10.2	2/1/2019
10.3#	Senior Executive Cash Incentive Bonus Plan	S-1	333-229066	10.3	12/28/2018
10.4#	2018 Employee Stock Purchase Plan	S-1	333-229066	10.4	2/1/2019
10.5#	Form of Director Indemnification Agreement	S-1	333-229066	10.5	12/28/2018
10.6#	Form of Officer Indemnification Agreement	S-1	333-229066	10.6	12/28/2018
10.7	Lease Agreement, dated as of June 30, 2017, by and between ARE-MA Region No. 45, LLC and the Registrant	S-1	333-229066	10.7	12/28/2018
10.8#	Form of Amended and Restated Employment Agreement	S-1	333-229066	10.8	12/28/2018
10.9†	License Agreement, dated as of June 21, 2017, by and between Harpoon Therapeutics, Inc. and the Registrant	S-1	333-229066	10.9	12/28/2018
10.10	Royalty Transfer Agreement, dated as of May 26, 2016, by and among the Registrant, MPM Oncology Charitable Foundation, Inc. and the UBS Optimus Foundation	S-1	333-229066	10.13	12/28/2018
10.11	Letter Agreement, dated as of May 26, 2016, by and among the Registrant, MPM Oncology Charitable Foundation, the UBS Optimus Foundation and UBS Oncology Impact Fund L.P.	S-1	333-229066	10.14	12/28/2018
10.12†	Collaboration Agreement, dated as of December 18, 2018, by and between the Registrant and Cell Therapy Catapult Limited	S-1	333-229066	10.15	12/28/2018
10.13#	Amendment #1 to 2018 Stock Option and Incentive Plan	10-Q	001-38811	10.1	5/13/2019
21.1	Subsidiaries of the Registrant	S-1	333-229066	21.1	2/1/2019
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X
32.1+	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
EX-104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
#	Indicates a management contract or any compensatory plan, contract or arrangement
†	Confidential treatment has been granted as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.

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

TCR[2] THERAPEUTICS INC.

March 16, 2021	By:	/s/ Garry E. Menzel
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

Signature	Title	Date
/s/ Garry E. Menzel
Garry E. Menzel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2021
/s/ Mayur (Ian) Somaiya
Mayur (Ian) Somaiya	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2021
/s/ Ansbert Gadicke
Ansbert Gadicke	Director	March 16, 2021
/s/ Andrew Allen
Andrew Allen	Director	March 16, 2021
/s/ Patrick Baeuerle
Patrick Baeuerle	Director	March 16, 2021
/s/ Neil Gibson
Neil Gibson	Director	March 16, 2021
/s/ Alex Hoos
Alex Hoos	Director	March 16, 2021
/s/ Shawn Tomasello
Shawn Tomasello	Director	March 16, 2021
/s/ Stephen Webster
Stephen Webster	Director	March 16, 2021