Form 10-Q
period 2021-03-31
TCR2 THERAPEUTICS INC.
filed 2021-05-13
CIK 1750019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 38,162,452 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of TCR2 Therapeutics Inc. ("we," "us" and "our") contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements appear in a number of places in this Quarterly Report on Form 10-Q and include, but are not limited to, statements about:

•	the timing of preclinical studies and clinical trials of gavo-cel, TC-110 and any other product candidates;
•	our need to raise additional funding before we can expect to generate any revenues from product sales;
•	our ability to submit our planned INDs, conduct successful clinical trials and obtain regulatory approval for gavo-cel, TC-110 or any other product candidates that we may identify or develop;
•	the ability of our TRuC-T cell platform to generate and advance additional product candidates;
•	our ability to establish an adequate safety, potency and purity profile for gavo-cel, TC-110 or any other product candidates that we may identify or develop;
•

our ability to manufacture gavo-cel, TC-110 or any other product candidate in conformity with our specifications and with the U.S. Food and Drug Administration’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;

•	the implementation of our strategic plans for our business, any product candidates we may develop and our technology;
•	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	the rate and degree of market acceptance and clinical utility for any product candidates we may develop;
•	our estimates regarding our expenses, future revenues, capital requirements and our needs for additional financing;
•	our ability to maintain and establish collaborations;
•	our ability to effectively manage our anticipated growth;
•	developments relating to our competitors and our industry, including the impact of government regulation;
•	our estimates regarding the market opportunities for our product candidates;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act;
•	the current and future impact of the ongoing COVID-19 pandemic on our business;
•	our financial performance; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including, without limitation, risks, uncertainties and assumptions regarding the continuing impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

Part I

Item 1. Financial Statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$218,276	$94,155
Investments	115,005	133,831
Prepaid expenses and other current assets	9,690	7,552
Total current assets	342,971	235,538

Property and equipment, net	51,842	10,013
Restricted cash	1,141	583
Deferred offering costs	225	61
Total assets	$396,179	$246,195

Liabilities and stockholders’ equity
Accounts payable	$3,830	$2,448
Accrued expenses and other current liabilities	4,577	6,392
Lease financing obligation	2,114	-
Total current liabilities	10,521	8,840

Lease financing obligation, excluding current portion	35,011	-
Other liabilities	892	807
Total liabilities	46,424	9,647

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2021 and December 31, 2020, respectively.	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 38,159,202 and 24,050,936 shares issued; 38,159,202 and 23,981,109 shares outstanding as of March 31, 2021 and December 31, 2020, respectively.	4	3
Additional paid-in capital	621,022	486,197
Accumulated other comprehensive income	(44)	63
Accumulated deficit	(271,227)	(249,715)
Total stockholders’ equity	349,755	236,548
Total liabilities and stockholders’ equity	$396,179	$246,195

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses
Research and development	$15,924	$11,955
General and administrative	5,668	4,271
Total operating expenses	21,592	16,226
Loss from operations	(21,592)	(16,226)

Interest income, net	116	747
Loss before income tax expense	(21,476)	(15,479)

Income tax expense	36	27
Net loss	$(21,512)	$(15,506)

Per share information
Net loss per share of common stock, basic and diluted	$(0.58)	$(0.65)

Weighted average shares outstanding, basic and diluted	37,062,604	24,011,843

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(21,512)	$(15,506)
Unrealized loss on investments, net	(107)	(604)
Comprehensive loss	$(21,619)	$(16,110)

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	33,516,795	$3	$486,197	$(249,715)	$63	$236,548
Issuance of common stock, net of issuance costs	4,590,164	1	131,329	-	-	131,330
Exercise of stock options	52,243	-	376	-	-	376
Stock-based compensation expense	-	-	3,120	-	-	3,120
Unrealized loss on investments	-	-	-	-	(107)	(107)
Net loss	-	-	-	(21,512)	-	(21,512)
Balance as of March 31, 2021	38,159,202	$4	$621,022	$(271,227)	$(44)	$349,755

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	23,981,109	$2	$342,896	$(182,591)	$142	$160,449
Reclassification of shares issued and previously subject to repurchase	17,456	-	13	-	-	13
Exercise of stock options	57,904	-	185	-	-	185
Stock-based compensation expense	-	-	2,055	-	-	2,055
Unrealized loss on investments	-	-	-	-	(604)	(604)
Net loss	-	-	-	(15,506)	-	(15,506)
Balance as of March 31, 2020	24,056,469	$2	$345,149	$(198,097)	$(462)	$146,592

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(21,512)	$(15,506)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	513	306
Stock-based compensation expense	3,120	2,055
Accretion on investments	164	(164)
Deferred tax liabilities	36	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,136)	(1,589)
Accounts payable	1,684	603
Accrued expenses and other liabilities	(1,767)	(2,115)
Cash used in operating activities	(19,898)	(16,410)

Investing activities
Purchases of equipment	(1,491)	(504)
Purchases of investments	(40,732)	(47,956)
Proceeds from sale or maturity of investments	59,287	30,617
Cash used in investing activities	17,064	(17,843)

Financing activities
Proceeds from public offering of common stock, net of issuance costs	131,330	-
Proceeds from the exercise of stock options	376	185
Payments on lease financing obligation	(4,029)	-
Deferred offering costs	(164)	(135)
Cash provided by financing activities	127,513	50

Net change in cash, cash equivalents, and restricted cash	124,679	(34,203)
Cash, cash equivalents, and restricted cash at beginning of year	94,738	65,713
Cash, cash equivalents, and restricted cash at end of period	$219,417	$31,510

Supplemental disclosure of noncash activities
Property and equipment additions in accounts payable	$309	$93
Assets acquired with lease finance obligation	41,154	-

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

Shelf registration statement

On March 16, 2021, the Company filed an automatic shelf registration statement on Form S-3 (the Shelf), with the Securities and Exchange Commission (SEC), which covers the offering, issuance and sale of an indeterminate amount of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Shelf was automatically effective when filed. As of March 31, 2021, no sales have been made under the Shelf.

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

On January 22, 2021, the Company closed a public offering of its common stock pursuant to which it issued and sold 4,590,164 shares of its common stock at a price to the public of $30.50 per share. The aggregate net proceeds received by the Company from the offering were approximately $131.3 million after deducting $8.7 million relating to underwriting discounts and commissions and offering expenses.

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

The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of March 31, 2021 of $333.3 million will be sufficient to

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these unaudited consolidated financial statements.

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2021 for the year ended December 31, 2020 (the 2020 Form 10-K). In the opinion of the Company's management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

Use of estimates

The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these unaudited consolidated financial statements include, but are not limited to, the fair value of the royalty transfer agreement obligations, and the fair value of stock-based compensation awards granted under the Company’s equity-based compensation plans. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the unaudited consolidated financial statements, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

As of March 31, 2021, the Company has manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in the party’s ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Fair value of financial instruments

As of March 31, 2021 and December 31, 2020, the Company’s financial instruments consist of money market funds, U.S. Treasury securities, and corporate bonds and are included in investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2021 and December 31, 2020, cash equivalents consisted of U.S treasuries, corporate bonds, and government-backed money market funds.

Investments

As of March 31, 2021, all investments were classified as available-for-sale and were carried at their estimated fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) until realized. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments in debt securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in earnings. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

Restricted cash

Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. Restricted cash includes amounts held as a security deposit in the form of a letter of credit for the Company’s leased facilities.

Construction in progress

The Company currently applies build-to-suit accounting and is the deemed accounting owner of its leased site in Rockville, Maryland (Rockville). The Company establishes assets and liabilities for the estimated construction costs incurred under lease arrangements where it is considered the owner for accounting purposes only, to the extent it is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance under ASC 840, Leases. If the Company continues to be the deemed owner, for accounting purposes, the facilities are accounted for as financing obligations.

Construction in progress also includes direct costs related to the construction of various property and equipment, including leasehold improvements. Such costs are not depreciated until the asset is completed and placed into service.

Stock-based compensation

The Company measures stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues awards with only service-based vesting conditions. The Company accounts for forfeitures as they occur. For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Stock-options exercised prior to vesting are subject to repurchase by the Company until vested at the lesser of the initial exercise price and the fair market value of the Company’s common stock at the time of repurchase. The proceeds from the shares subject to repurchase are classified as a liability and reclassified to equity as the shares vest.

Estimating the fair value of stock options and warrants requires the input of subjective assumptions, including the expected life of the instrument and stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards and warrants. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

The following potentially dilutive securities, on an as converted basis, have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2021 and 2020, as they would be antidilutive:

	As of March 31,
	2021	2020
Stock options outstanding	5,084,972	4,149,748
Common stock warrants	203,676	203,676
Employee stock purchase plan	1,573	2,980
Total	5,290,221	4,356,404

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

Reconciliation of cash, cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets to the total of the same such amounts shown in the unaudited consolidated statements of cash flows for the three months ended March 31, 2021 and 2020.

	As of March 31,
	2021	2020
Cash and cash equivalents	$218,276	$31,093
Restricted cash	1,141	417
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$219,417	$31,510

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

The standard will be effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. For all other entities and emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating its date of adoption of the new standard and is required to adopt no later than January 1, 2022. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to apply the standard either (1) on the date of adoption, or effective date, or (2) the beginning of the earliest comparative period presented in its financial statements. The standard includes a number of practical expedients that the Company is evaluating and may elect to apply. Early adoption is permitted. The Company expects that the adoption of the new leasing standard will result in the recognition of material right-of-use assets and lease liabilities on the consolidated balance sheets but does not expect it to have a material impact on its results of operations or cash flows.

4. Investments and Fair Value Measurements

As of March 31, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$49,064	$-	$(56)	$49,008
U.S. Treasury securities	65,985	12	-	65,997
Total	$115,049	$12	$(56)	$115,005

As of December 31, 2020, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$34,801	$60	$-	$34,861
U.S. Treasury securities	98,967	3	-	98,970
Total	$133,768	$63	$-	$133,831

The amortized cost and estimated fair value of marketable securities, by contractual maturity:

	March 31, 2021
	Amortized Cost	Fair Value
Due within one year or less	$115,049	$115,005

	December 31, 2020
	Amortized Cost	Fair Value
Due within one year or less	$133,768	$133,831

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

(Amounts in thousands, excluding share and per share items or noted otherwise)

The guidance requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1—Quoted prices (unadjusted in active markets for identical assets or liabilities)

Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly

Level 3—Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions

As of March 31, 2021, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$208,776	$208,776	$208,776	$-	$-
Corporate bonds	49,064	49,008	-	49,008	-
U.S. Treasury securities	65,985	65,997	-	65,997	-
Total	$323,825	$323,781	$208,776	$115,005	$-

As of December 31, 2020, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$89,319	$89,319	$89,319	$-	$-
Corporate bonds	34,801	34,861	-	34,861	-
U.S. Treasury securities	98,967	98,970	-	98,970	-
Total	$223,087	$223,150	$89,319	$133,831	$-

(1)

Includes cash sweep accounts, U.S. Treasury money market mutual fund, bank certificates of deposit, U.S. Treasury bills and corporate bonds that have a maturity of three months or less from the original acquisition date.

5. Property and Equipment

Property and equipment, net, consisted of:

	As of
	March 31, 2021	December 31, 2020
Laboratory equipment	$9,718	$8,566
Computer hardware and equipment	109	109
Furniture and fixtures	432	432
Leasehold improvements	551	320
Assets not placed in service(1)	43,874	3,320
	54,684	12,747
Less: accumulated depreciation	(2,842)	(2,734)
	$51,842	$10,013

(1)

During the first quarter of 2021, the Company signed a lease for a manufacturing facility in Rockville, Maryland. The Company is deemed for accounting purposes to be the owner of the Rockville facility.

Depreciation expense was $513 and $306 for the three months ended March 31, 2021 and 2020, respectively.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	March 31, 2021	December 31, 2020
Employee compensation and related benefits	$1,663	$3,808
Professional fees	439	224
Contract manufacturing organization fees	897	582
Contract research organization fees	913	487
University partnerships	-	183
Property received not yet invoiced	216	385
Other	449	723
	$4,577	$6,392

7. Commitments and Contingencies

Leases

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not yet paid. Landlord allowances for tenant improvements are deferred and recognized as a reduction to rent expense on a straight-line basis and over the remaining lease term.

Corporate headquarters and lab facility, Cambridge, Massachusetts

In March 2018, the Company entered into a lease for office and laboratory facilities that expires in July 2025. Under the terms of the lease, the Company placed a $290 letter of credit into a restricted cash account as security for the facility.

Catapult manufacturing facility, Stevenage, United Kingdom

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

The Collaboration Agreement provides for Catapult to provide identified space, called a module. The agreement calls for the Company to pay certain amounts for use of the module, operating and overhead expenses. The Company has concluded that the Collaboration Agreement contains an embedded lease as the Company has the right to operate the module in a manner it determines. The Company also concluded that it is not the deemed accounting owner during modification of the module nor does the agreement represent a capital lease under ASC 840, “Leases”. As a result, the embedded lease portion of the Collaboration Agreement will be accounted for as an operating lease. The Company determined the amounts to be representative of rent to be £300 per year based on the relative selling prices of the services being provided. This amount will be amortized annually on a straight-line basis as rent expense over the term of the embedded lease, commencing March 1, 2019.

Office space, Cambridge, Massachusetts

In September 2019, the Company entered into a lease for office facilities that expires in August 2024. Under the terms of the lease, the Company placed a $127 letter of credit into a restricted cash account as security for the facility.

Lab facility, Cambridge Massachusetts

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

In November 2020, the Company entered into a lease for office and laboratory facilities that expires in December 2023. Under the terms of the lease, the Company placed $166 letter of credit into a restricted cash account as security for the facility.

Manufacturing facility, Waltham, Massachusetts

In November 2020, the Company entered into a manufacturing agreement with ElevateBio LLC (ElevateBio) which includes identified space dedicated to the Company. The Company has determined the agreement contains an embedded lease. The Company also concluded that it is not the deemed accounting owner during modification of the dedicated space nor does the agreement represent a capital lease under ASC 840, “Leases”. As a result, the embedded lease portion of the ElevateBio agreement will be accounted for as an operating lease.

Rockville facility

In March 2021, the Company entered into a lease for a new manufacturing facility. The landlord built an approximately 85,000 square foot rental building in Rockville, Maryland and leased the facility to the Company as a manufacturing facility for an initial term of 15 years through June 2036. The Company also has an option to extend the term of the lease for two consecutive terms of five years each.

Because the Company is involved in the construction project and is responsible for paying a significant portion of the costs of normal finish work and structural elements of the facility, the Company is deemed for accounting purposes to be the owner of the building during the construction period under build to suit lease accounting guidance under ASC 840, Leases. Therefore, the Company recorded project construction costs during the construction period incurred by the landlord as a construction-in-progress asset and a related construction financing obligation on its consolidated balance sheets.

The following table presents future minimum rent payments under non-cancellable operating leases with initial terms in excess of one year and future payments to be made related to the Rockville facility as of March 31, 2021:

	As of March 31, 2021
	Operating Lease Obligations	Rockville Facility	Total
2021	$4,094	$1,397	$5,491
2022	4,144	3,386	7,530
2023	3,690	3,453	7,143
2024	2,538	3,813	6,351
2025	1,054	4,201	5,255
Thereafter	-	52,471	52,471
Total minimum payments required	$15,520	$68,721	$84,241

Rent expense was $1,285 and $875 for the three months ended March 31, 2021 and 2020, respectively.

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in the statements of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and as of March 31, 2021 and December 31, 2020. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation for the three months ended March 31, 2021 and 2020 nor has the Company accrued any liability as of March 31, 2021 or December 31, 2020.

8. Common Stock and Preferred Stock

Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

Preferred stock

The Board of Directors or any authorized committee thereof is expressly authorized, to the fullest extent permitted by law, to provide by resolution or resolutions for, out of the unissued shares of Undesignated Preferred Stock, the issuance of the shares of Undesignated Preferred Stock in one or more series of such stock, and by filing a certificate of designations pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of March 31, 2021, there are no preferred shares issued.

9. Stock-based Compensation

In February 2019, the Company’s Board of Directors and stockholders approved the 2018 Stock Option and Incentive Plan (the 2018 Plan), which replaced the 2015 Stock Option and Grant Plan (the 2015 Plan). The shares under the 2015 Plan which were not issued were rolled into the 2018 Plan. The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, directors, and other key persons (including consultants) are eligible to receive awards under the 2018 Plan. The maximum number of authorized shares to be issued under the 2018 Plan is 7,394,606 shares of common stock. The number of shares of common stock reserved for issuance under the 2018 Plan shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Company's Board of Directors. The amount, terms of grants, and exercisability provisions are determined and set by the Compensation Committee of the Company’s Board of Directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors.

As of March 31, 2021, there were 1,923,103 shares of common stock available for future issuance under the 2018 Plan. Generally, options and restricted stock awards vest over a four-year period.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Research and development	$1,380	$812
General and administrative	1,740	1,243
	$3,120	$2,055

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Stock options

During the three months ended March 31, 2020, there were 42,180 grants of stock options, 45,313 options forfeited, and 44,428 options exercised, respectively.

The following table summarizes the activity related to stock option grants to employees and non-employees for the three months ended March 31, 2021:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Balance as of December 31, 2020	5,011,349	$14.99	8.4
Granted	137,868	23.68
Exercised	(44,239)	5.79
Forfeited	(20,006)	18.45
Balance as of March 31, 2021	5,084,972	$15.29	8.2

Exercisable as of March 31, 2021	2,153,958	$8.96	7.4
Vested and expected to vest as of March 31, 2021	5,084,972	15.29

As of March 31, 2021, there was $36.2 million in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 3.1 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options for the three months ended March 31, 2021 and 2020 was determined using the methods and assumptions discussed below:

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

▪	The estimated annual dividend yield is 0% because the Company has not historically paid and does not expect for the foreseeable future to pay, a dividend on its common stock.
▪	The Company is traded on the Nasdaq Select Market. Fair value is determined by the stock price quoted on Nasdaq.

The grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2021	2020
Risk-free interest rate	1.0%	0.7%
Expected term (in years)	6.0	6.1
Expected volatility	76.3%	71.5%
Annual dividend yield	0%	0%
Fair value of common stock	$15.84	$5.92

Warrants

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

As of March 31, 2021 and December 31, 2020, there were 203,676 warrants outstanding. During the three months ended March 31, 2021 and 2020, the Company granted no warrants, and there were no forfeitures or exercises.

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

During the three months ended March 31, 2021 and 2020, there were 8,004 shares and 13,476 shares issued under the 2018 ESPP, respectively.

10. Related party transactions

Manufacturing agreement

During November 2020, the Company entered into a manufacturing partnership with ElevateBio. Dr. Ansbert Gadicke is a member of the board of directors at the Company and ElevateBio. The agreement is to establish a manufacturing partnership with ElevateBio for production of the Company’s clinical trial products. During the three-months ended March 31, 2021, the Company has incurred $721 in expenses and has incurred additional costs of $108 for equipment owned by the Company for use by ElevateBio.

Consulting arrangement

On October 1, 2015, the Company entered into a consulting agreement with Dr. Patrick Baeuerle. Pursuant to the consulting agreement, Dr. Baeuerle agreed to perform such consulting, advisory and related services to and for the Company as may be reasonably requested. In exchange, the Company agreed to pay Dr. Baeuerle a consulting fee of €15 per month. On November 1, 2016, the Company amended the consulting agreement to revise Dr. Baeuerle’s consulting fee to be €3 per month. Dr. Baeuerle is also eligible for an annual bonus equal to 33% of the annual fees paid under the consulting agreement, subject to the discretion of the Company's Board of Directors based on Dr. Baeuerle’s performance and the Company's performance. The term of the agreement is one year, and automatically extends for additional one-year periods unless terminated. During the three months ended March 31, 2021 and 2020, the Company incurred fees and travel related expenses to Dr. Baeuerle in the amount of $18 for each period, under the consulting agreement. Dr. Baeuerle is a member of the Company's Board of Directors and is a managing director at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities.

11. Subsequent event

On March 6, 2020, the Company entered into an Open Market Sale AgreementSM (Sales Agreement) with Jefferies LLC (Agent), pursuant to which the Company may offer and sell, from time to time, shares of its common stock through or to the Agent in an “at the market offering”, as defined in Rule 415(a)(4) promulgated under the Securities Act. On April 30, 2021, the Company filed a prospectus supplement registering the offer and sale of shares of its common stock having an aggregate maximum offering price of up to $100,000,000 pursuant to the Sales Agreement (Prospectus Supplement). Sales of shares of common stock under the Sales Agreement will be made pursuant to the Shelf and the Prospectus Supplement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report’) filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report and this Quarterly Report.

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

To date, we have funded our operations with proceeds from the sale of our preferred and common stock. Through March 31, 2021, we have received gross proceeds of $540.4 million from the sale of our preferred and common stock.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2021, we had an accumulated deficit of $271.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Recent Developments

Equity Offering

On January 19, 2021, we entered into an underwriting agreement with Goldman Sachs & Co. LLC, Jefferies LLC, Piper Sandler & Co. and BMO Capital Markets Corp., related to the issuance and sale by us of 4,590,164 shares of the Company’s common stock, at a price to the public of $30.50 per share, less underwriting discounts and commissions. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-236965), filed with the SEC on March 6, 2020 and declared effective on April 28, 2020, as supplemented by a prospectus supplement dated January 19, 2021 that was filed with the SEC on January 21, 2021. The offering closed on January 22, 2021. The Company received net proceeds from the offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, of approximately $131.3 million.

Rockville facility

In March 2021, we entered into a lease for a new manufacturing facility. The landlord built an approximately 85,000 square foot rental building in Rockville, Maryland and leased the facility to us as a manufacturing facility for an initial term of 15 years through June 2036.

Because we are involved in the construction project and are responsible for paying a significant portion of the costs of normal finish work and structural elements of the facility, we are deemed for accounting purposes to be the owner of the building during the construction period under build to suit lease accounting guidance under ASC 840, Leases. Therefore, we recorded project construction costs during the construction period incurred by the landlord as a construction-in-progress asset and a related construction financing obligation on our consolidated balance sheets in the amount of $41.2 million as a component of property and equipment and lease financing obligations.

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19. Efforts to contain the spread of COVID-19 have intensified and the United States, including the Commonwealth of Massachusetts where a majority of our operations are located, Europe and Asia, all of which to varying degrees have implemented severe travel restrictions, social distancing requirements, and stay-at-home orders, and such restrictions have had the effect of delaying the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets. Safety measures in response to the pandemic continue to evolve and vary by jurisdiction.

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

The effect of the COVID-19 pandemic on our development timelines for gavo-cel and TC-110, and its effect on our ability to manufacture for our clinical trials is uncertain. We believe that we have been able, as of the date of this Quarterly Report, to mitigate some of the impact from the COVID-19 pandemic on our ongoing clinical programs, however, we have been affected.

The future impact of the COVID-19 pandemic on our industry, the healthcare system, clinical trials and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, as well as the prevalence of vaccination efforts, the effect of any relaxation of current restrictions within the Cambridge community or regions in which our partners and clinical sites are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

Three Month Consolidated Statements of Operations

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020	Change
Operating expenses
Research and development	$15,924	$11,955	$3,969
General and administrative	5,668	4,271	1,397
Total operating expenses	21,592	16,226	5,366
Loss from operations	(21,592)	(16,226)	(5,366)

Interest income, net	116	747	(631)
Loss before income taxes	(21,476)	(15,479)	(5,997)

Research and Development Expenses

Research and development expenses were $15.9 million for the three months ended March 31, 2021 compared to $12.0 million for the three months ended March 31, 2020. The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020 (in thousands).

	For the Three Months Ended March 31,
	2021	2020	Change
Clinical program expenses	$3,369	$3,214	$155
Platform development expenses	1,305	717	588
Personnel expenses	7,528	5,572	1,956
Allocated facility expenses	2,546	1,346	1,200
Other expenses	1,176	1,106	70
	$15,924	$11,955	$3,969

The $4.0 million increase in research and development expense for three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily attributable to an increase of $2.0 million in additional personnel expenses as we have increased our headcount and related personnel expenses. Facility costs increased $1.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to additional lab space which was leased during the fourth quarter of 2020. Platform development expenses increased $0.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Clinical development and other expenses increased $0.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

General and Administrative Expenses

General and administrative expenses were $5.7 million for the three months ended March 31, 2021, compared to $4.3 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $0.8 million, an increase in legal and other professional fees of $0.4 million, and an increase in directors’ and officers’ liability insurance of $0.2 million.

Interest Income, net

Interest income, net was $0.1 million for the three months ended March 31, 2021, compared to $0.7 million for the three months ended March 31, 2020. The decrease was due to lower interest rates in our commercial and investment accounts for the three months ended March 31, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from operations. Since inception, we have funded our operations with proceeds from the sale of preferred and common stock.

In July 2020, we completed a common stock offering, pursuant to which we issued and sold 9,200,000 shares of our common stock at a price to the public of $15.50 per share. The offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-236965), filed with the SEC on March 6, 2020 (the Prior Shelf) and declared effective on April 28, 2020, as supplemented by a prospectus supplement dated July 28, 2020 that was filed with the SEC on July 29, 2020. We received aggregate net proceeds from the offering of approximately $131.3 million, after deducting underwriting discounts and commissions and other offering expenses paid.

On January 19, 2021, we entered into an underwriting agreement with Goldman Sachs & Co. LLC, Jefferies LLC, Piper Sandler & Co. and BMO Capital Markets Corp., related to the issuance and sale by us of 4,590,164 shares of the Company’s common stock, at a price to the public of $30.50 per share, less underwriting discounts and commissions. The offering was made pursuant to the Prior Shelf, as supplemented by a prospectus supplement dated January 19, 2021 that was filed with the SEC on January 21, 2021. The offering closed on January 22, 2021. The Company received net proceeds from the offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, of approximately $131.3 million.

As of March 31, 2021, we had cash, cash equivalents, and investments of $333.3 million.

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

We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

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

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Operating activities	$(19,898)	$(16,410)
Investing activities	17,064	(17,843)
Financing activities	127,513	50

Operating Activities

During the three months ended March 31, 2021, we used $19.9 million of cash in operating activities, resulting primarily from our net loss of $21.5 million partially offset by non-cash charges of $3.8 million, which primarily related to depreciation and amortization and stock-based compensation, and a net decrease in operating assets and liabilities of $2.2 million. The increase of non-cash charges for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is due to an increase in the number of employees which drives the amount of share-based compensation as well as a higher level of investment in property and equipment which increases the amount of depreciation. The net decrease in operating assets and liabilities was primarily attributable to payments for annual expenses paid during the first quarter of the year and amortized over the period of performance as well as payments to vendors as we service our clinical trials.

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

Investing Activities

During the three months ended March 31, 2021, cash provided by investing activities was $17.1 million, consisting primarily of proceeds from investments net of purchases of $18.6 million and purchases of property and equipment of $1.5 million.

During the three months ended March 31, 2020, cash used in investing activities was $17.8 million, consisting primarily of purchases of investments net of maturities of $17.3 million and purchases of property and equipment of $0.5 million.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $127.5 million primarily from our secondary equity offering of $131.3 million, $0.4 million from the exercise of stock options less lease financing payments of $4.0 million and deferred offering costs of $0.2 million.

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

Construction In Progress

We currently apply build-to-suit accounting and are the deemed accounting owner of our leased site in Rockville, Maryland. We establish assets and liabilities for the estimated construction costs incurred under lease arrangements where we are considered the owner for accounting purposes only, to the extent we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, we assess whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance under ASC 840, Leases. If we continue to be the deemed owner, for accounting purposes, the facilities are accounted for as financing obligations.

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

Stock-Based Compensation

We measure stock options granted based on their fair value on the grant date and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We apply the straight-line method of expense recognition to all awards with service-based vesting conditions. For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed.

We estimate the fair value of stock-based awards using the Black-Scholes option-pricing model, which requires subjective assumptions, including the volatility, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future. We do not estimate and apply a forfeiture rate as we have elected to account for forfeitures as they occur.

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

Royalty Transfer Agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of (i) all global net sales of any of our products, if approved, and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in the statement of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribe no value to the royalty agreement at inception and as of March 31, 2021 and December 31, 2020. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021.

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
•

developing a robust and reliable TRuC-T cell manufacturing process and manufacturing capacity as well as a complete shipment lifecycle and supply chain, including efficiently managing shipment of patient cells from and to clinical sites;

•	minimizing potential contamination to the cell product during production and effectively scaling manufacturing capacity to meet demand;
•	managing costs of inputs and other supplies while scaling production;
•	using medicines to manage adverse side effects of our product candidates, which may not adequately control the side effects and/or may have a detrimental impact on the potency of the treatment;

•	obtaining and maintaining regulatory approval from the US Food and Drug Administration (FDA) for our product candidates; and
•	establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

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

We rely on third parties for the manufacture of our lentiviral vectors and our product candidates. These third-party manufacturers may incorporate their own proprietary processes into our lentiviral vector and product candidate manufacturing processes. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates. In addition these third parties may have limited manufacturing capacity and we have less control over production methods, staffing and product quality when produced with third party manufacturers. In both cases, this can cause delays in planned manufacturing runs, require remanufacture due to failed runs and limit our ability to manufacture lentiviral vector and our product candidates as needed, resulting in delays for IND filings, clinical trials and non-clinical studies.

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

We do not have our own clinical-scale manufacturing facility and are currently reliant on a limited number of manufacturers for our lentiviral vector and a single manufacturer to provide our needs for producing our TRuC-T cell product candidates. We are in the process of adding manufacturing capacity to support larger clinical trials for our product candidates both with additional third-party manufacturers and with our own manufacturing operations in Stevenage, United Kingdom and Rockville, Maryland. We plan to continue to pursue additional manufacturing capacity in the United States and in Europe to meet our future demands and may build our own manufacturing capabilities to meet the patient demand for our product candidates. These third-party manufacturing providers may not be able to provide adequate resources or consistent capacity to meet our clinical trial or commercial needs.

*We rely on third parties to manufacture our product candidates for our clinical trials.

We rely on third parties for the manufacture of our lentiviral vectors and our product candidates. We do not currently have a facility that can be used as our clinical scale manufacturing facility for our product candidates or lentiviral vector and we expect to rely on outside vendors to meet these manufacturing needs. We have added to our third-party manufacturing capacity for our product candidates through our partnership with ElevateBio, LLC.  This partnership reserves us our own GMP manufacturing suite with our own equipment and staffed with ElevateBio’s employees at ElevateBio BaseCamp, a 140,000 square foot, world-class cell and gene therapy manufacturing facility based in Waltham, Massachusetts. However, this additional capacity may not be enough to support our clinical trials, and our own employees will not be controlling and operating the facility.  To mitigate the risk of third-party manufacturers we are also developing our own controlled and operated manufacturing facilities for our product candidates, both at our GMP manufacturing suite at the Cell and Gene Therapy Catapult Limited center in Stevenage, United Kingdom (Catapult) and at our 85,000 square foot manufacturing facility in Rockville, Maryland. The BaseCamp partnership enables us to establish additional near-term manufacturing capacity and technical capabilities in the United States, and the Rockville, Maryland facility, once operational, will support clinical and commercial production of our product candidates. However, even once we are producing clinical trial material at Catapult, we will still continue to rely on third party manufacturers to meet our clinical trial demands.  We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We plan to make changes as we work to optimize the manufacturing process. For example, we may switch or be required to switch from research-grade materials to commercial-grade materials in order to get regulatory approval of our product candidates. We cannot be sure that even minor changes in the process will result in therapies that are safe and effective and licensed for commercial sale.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA, as part of our BLA, or other foreign regulatory authorities following inspections by the FDA or other foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. We have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. In addition, these third parties may have limited manufacturing capacity and we have less control over production methods, staffing and product quality when produced with third party manufacturers. In both cases, this can cause delays in planned manufacturing runs, require remanufacture due to failed runs and limit our ability to manufacture lentiviral vector and our product candidates as needed, resulting in delays for IND filings, clinical trials and non-clinical studies.

* We plan to establish our own manufacturing facility and infrastructure in addition to or in lieu of relying on third parties for the manufacture of our product candidates and the use of third-party manufacturing suites, which will be costly, time-consuming, and which may not be successful.

We are adding to our capacity for our larger clinical trials with third-party manufacturing capacity with ElevateBio and our own company-operated in-house manufacturing capacity in our suite at Catapult’s GMP manufacturing center. We are also planning to establish our own commercial manufacturing facility for the manufacture of our product candidates at our 85,000 square foot facility in Rockville, Maryland. Adding capacity with our own company-operating manufacturing facilities should mitigate our reliance on third-party vendors for the manufacture of TRuC-T cells and ensure we can effectively manage our supply chain, quality, manufacturing costs and other associated production areas. We anticipate that our suite at Catapult, the partnership with ElevateBio will significantly increase our total manufacturing capacity. Ability to use our product candidates manufactured in our suite at Catapult for our clinical trials will depend on, among other factors, receiving appropriate approvals and clearance from the UK’s Medicines and Healthcare Products Regulatory Agency (MHRA), and the successful recruitment and training of appropriate personnel to support full operation of the manufacturing suite. While we are relying on consultants and other resources with MHRA licensing experience, as a company, we have no prior experience in gaining MHRA approval for a manufacturing facility, and our approval is dependent in part on the timely support, actions and compliance of Catapult, as well, which we are not able to control. Any delay in the MHRA approval or our ability to attract and train personnel may delay the manufacture of clinical trial material in our suite at Catapult, causing us to continue to reply on third-party manufacturing. In addition, the Cell and Gene Therapy Catapult facility contains suites for multiple companies. All companies in the facility must follow proper GMP guidelines in order to maintain the facility’s compliance. Failure of another company to properly follow GMP guidelines could affect the facility’s GMP compliance and our ability to manufacture our product candidates for our clinical trials at the Cell and Gene Therapy Catapult facility.

The establishment of our own commercial manufacturing facility in Rockville, Maryland will be a costly and time-consuming process that will require significant additional capital to fund and we do not expect it to be operational in the near term. We have no experience as a company in setting up, building or managing a manufacturing facility or manufacturing suite, and may never be successful in developing our own manufacturing suite, manufacturing facility or manufacturing capability. We will need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if approved, of our product candidates. If we fail to recruit the required personnel and generally manage our growth effectively or fail to select the correct location, the development and production of our product candidates could be curtailed or delayed. Even if we are successful in establishing a manufacturing suite or manufacturing facility, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

* If or until we develop our own manufacturing facility, we expect to rely on the use of manufacturing suites in third-party GMP facilities or third parties to manufacture our product candidates. Our business could be harmed if we are unable to use third-party manufacturing suites or if the third-party manufacturers fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

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

Although we plan to establish our own manufacturing facility in Rockville, Maryland, and we will control our own manufacturing in our suite at Catapult, we will also continue to rely on third parties like Miltenyi and ElevateBio BaseCamp in part for our manufacturing capacity and may, in any event, never be successful in developing our own manufacturing facilities. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

We have incurred significant net losses in each period since our inception in May 2015. For the year to date ended March 31, 2021, we incurred a net loss of $21.5 million. As of March 31, 2021, we had an accumulated deficit of $271.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $86.3 million, inclusive of the exercise of the underwriters' overallotment option. On July 31, 2020, we completed a stock offering raising gross proceeds of approximately $142.6 million. On January 22, 2021, we completed a stock offering raising gross proceeds of approximately $140 million. As of March 31, 2021, we had cash, cash equivalents and short-term investments of approximately $333.3 million. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

We believe that our existing cash, cash equivalents and investments, including our net proceeds from the IPO and secondary offerings, will be sufficient to fund our operations through 2023. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply to FDA for FDA Fast Track designation for a particular indication. We plan to seek Fast Track designation for gavo-

cel and TC-110 and may seek Fast Track designation for certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA), which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the former Trump administration previously issued a plan to lower drug prices and reduce out of pocket costs of drugs. Under this blueprint for action, the Trump administration indicated that the U.S. Department of Health and Human Services (“HHS”) would take steps to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already implemented certain of these measures, while others are pending. For example, in May 2019, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. The U.S. Department of Health and Human Services, or HHS, already started the process of soliciting feedback on some of these measures and is immediately implementing others under its existing authority. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant criminal, civil and administrative sanctions including monetary penalties, damages, fines, disgorgement, diminished profits and future earnings, individual imprisonment, and exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, and we may be required to curtail or restructure our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation (GDPR), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. This and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our products, if approved, in some markets and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.

Risks Related to Growing Our Organization

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of May 3, 2021, we had 131 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

 If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of March 31, 2021, we have a total of 38,159,202 shares of common stock outstanding. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Plan and our 2018 Employee Stock Purchase Plan adopted in connection with the IPO will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 7,600,116 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As of May 3, 2021, our executive officers, directors, and 5% stockholders beneficially owned approximately 50% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. On July 31, 2020, we completed the sale of 9.2 million shares of stock in at a public offering price of $15.50 per share. We raised net cash proceeds of approximately $133.6 million from the offering. On January 22, 2021, we completed the sale of approximately 4.6 million shares of common stock in at a public offering price of $30.50 per share. We raised net cash proceeds of approximately $131.3 million from the offering. As of March 31, 2021, we had cash, cash equivalents and short-term investments of $333.3 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since March 31, 2021, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities

Not Applicable.

Use of Proceeds from Initial Public Offering

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6.EXHIBITS

Number	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38811	3.1	2/25/2019

3.2	Amended and Restated By-laws of the Registrant	8-K	001-38811	3.2	2/25/2019

10.1	Lease Agreement, dated as of March 23, 2021, by and between ARE-Maryland No. 31, LLC and the Registrant					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

32.1+	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Date:	May 13, 2021	TCR[2] Therapeutics Inc.

		By:	/s/ Mayur (Ian) Somaiya
Mayur (Ian) Somaiya
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)