Form 10-Q
period 2021-06-30
TCR2 THERAPEUTICS INC.
filed 2021-08-05
CIK 1750019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, there were 38,182,801 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

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
•
The U.S. Food and Drug Administration (FDA) regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

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
•
our ability to manufacture gavo-cel, TC-110 or any other product candidate in conformity with our specifications and with the FDA’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
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

Part I

Item 1. Financial Statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$248,793	$94,155
Investments	68,553	133,831
Prepaid expenses and other current assets	7,882	7,552
Total current assets	325,228	235,538

Property and equipment, net	10,722	10,013
Right-of-use assets, operating leases	30,559	-
Restricted cash	1,141	583
Other assets, non-current	490	61
Total assets	$368,140	$246,195

Liabilities and stockholders’ equity
Accounts payable	$4,819	$2,448
Accrued expenses and other current liabilities	6,533	6,392
Operating lease liabilities	3,594	-
Total current liabilities	14,946	8,840

Operating lease liabilities, non-current	24,046	-
Other liabilities	257	807
Total liabilities	39,249	9,647

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2021 and December 31, 2020, respectively.	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 38,181,331 and 33,516,795 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	4	3
Additional paid-in capital	624,445	486,197
Accumulated other comprehensive income	(19)	63
Accumulated deficit	(295,539)	(249,715)
Total stockholders’ equity	328,891	236,548
Total liabilities and stockholders’ equity	$368,140	$246,195

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$18,627	$12,907	$34,551	$24,862
General and administrative	5,666	3,809	11,334	8,080
Total operating expenses	24,293	16,716	45,885	32,942
Loss from operations	(24,293)	(16,716)	(45,885)	(32,942)

Interest income, net	32	499	148	1,246
Loss before income tax expense	(24,261)	(16,217)	(45,737)	(31,696)

Income tax expense	51	28	87	55
Net loss	$(24,312)	$(16,245)	$(45,824)	$(31,751)

Per share information
Net loss per share of common stock, basic and diluted	$(0.64)	$(0.67)	$(1.22)	$(1.32)

Weighted average shares outstanding, basic and diluted	38,176,025	24,075,984	37,622,390	24,043,913

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(24,312)	$(16,245)	$(45,824)	$(31,751)
Unrealized gain (loss) on investments, net	25	864	(82)	260
Comprehensive loss	$(24,287)	$(15,381)	$(45,906)	$(31,491)

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	33,516,795	$3	$486,197	$(249,715)	$63	$236,548
Issuance of common stock, net of issuance costs	4,590,164	1	131,329	-	-	131,330
Exercise of stock options	52,243	-	376	-	-	376
Stock-based compensation expense	-	-	3,120	-	-	3,120
Unrealized loss on investments	-	-	-	-	(107)	(107)
Net loss	-	-	-	(21,512)	-	(21,512)
Balance as of March 31, 2021	38,159,202	$4	$621,022	$(271,227)	$(44)	$349,755
Exercise of stock options	22,129	-	204	-	-	204
Stock-based compensation expense	-	-	3,219	-	-	3,219
Unrealized gain on investments	-	-	-	-	25	25
Net loss	-	-	-	(24,312)	-	(24,312)
Balance as of June 30, 2021	38,181,331	$4	$624,445	$(295,539)	$(19)	$328,891

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	23,981,109	$2	$342,896	$(182,591)	$142	$160,449
Reclassification of shares issued and previously subject to repurchase	17,456	-	13	-	-	13
Exercise of stock options	57,904	-	185	-	-	185
Stock-based compensation expense	-	-	2,055	-	-	2,055
Unrealized loss on investments	-	-	-	-	(604)	(604)
Net loss	-	-	-	(15,506)	-	(15,506)
Balance as of March 31, 2020	24,056,469	$2	$345,149	$(198,097)	$(462)	$146,592
Reclassification of shares issued and previously subject to repurchase	17,456	-	13	-	-	13
Exercise of stock options	30,670	-	125	-	-	125
Stock-based compensation expense	-	-	2,064	-	-	2,064
Unrealized gain on investments	-	-	-	-	864	864
Net loss	-	-	-	(16,245)	-	(16,245)
Balance at June 30, 2020	24,104,595	$2	$347,351	$(214,342)	$402	$133,413

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(45,824)	$(31,751)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,203	673
Stock-based compensation expense	6,339	4,119
Accretion on investments	417	(392)
Deferred tax liabilities	63	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(490)	(3,512)
Operating leases, net	(3,415)	-
Accounts payable	2,587	29
Accrued expenses and other liabilities	178	(1,587)
Cash used in operating activities	(38,942)	(32,421)

Investing activities
Purchases of equipment	(2,184)	(1,229)
Software development costs	(128)	-
Purchases of investments	(40,732)	(63,005)
Proceeds from sale or maturity of investments	105,518	80,975
Cash provided by investing activities	62,474	16,741

Financing activities
Proceeds from public offering of common stock, net of issuance costs	131,330	-
Proceeds from the exercise of stock options	580	310
Payment of deferred offering costs	(246)	(231)
Cash provided by financing activities	131,664	79

Net change in cash, cash equivalents, and restricted cash	155,196	(15,601)
Cash, cash equivalents, and restricted cash at beginning of year	94,738	65,713
Cash, cash equivalents, and restricted cash at end of period	$249,934	$50,112

Supplemental disclosure of noncash activities
Property and equipment additions in accounts payable	$395	$745
Right-of-use assets obtained in exchange for operating lease liabilities	21,241	-
Operating cash flows used in operating leases	6,379	-

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

Shelf registration statement

On March 16, 2021, the Company filed an automatic shelf registration statement on Form S-3 (the Shelf), with the Securities and Exchange Commission (SEC), which covers the offering, issuance and sale of an indeterminate amount of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Shelf was automatically effective when filed. As of June 30, 2021, no sales have been made under the Shelf.

Equity offerings

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

The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of June 30, 2021 of $317.3 million will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these unaudited consolidated financial statements.

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

As of June 30, 2021, the Company has manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in the party’s ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Fair value of financial instruments

As of June 30, 2021 and December 31, 2020, the Company’s financial instruments consist of money market funds, U.S. Treasury securities, and corporate bonds and are included in investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2021 and December 31, 2020, cash equivalents consisted of U.S treasuries, corporate bonds, and government-backed money market funds.

Investments

As of June 30, 2021, all investments were classified as available-for-sale and were carried at their estimated fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) until realized. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments in debt securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in earnings. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

Restricted cash

Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash. Restricted cash includes amounts held as a security deposit in the form of a letter of credit for the Company’s leased facilities.

Assets not placed in service

Assets not placed in service includes direct costs related to the acquisition of property including leasehold improvements. Such costs are not depreciated until the asset is completed and placed into service.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases are classified at their commencement date, which is defined as the date on which the lessor makes the underlying asset available for use by the lessee, as either operating or finance leases based on the economic substance of the agreement. The Company recognizes lease right-of-use assets and related liabilities in its consolidated balance sheets for both operating and finance leases. Lease liabilities are measured at the lease commencement date as the present value of the future lease payments using the interest rate implicit in the lease, or the incremental borrowing rate if the rate implicit in the lease is not readily determinable. Lease right-of-use assets are measured as the lease liability plus initial direct costs and prepaid lease payments less lease incentives. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised. The Company recognizes operating lease costs in operating expenses in its consolidated statements of operations, inclusive of rent escalation provisions and rent holidays, on a straight-line basis over the respective lease term.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A reduction in the carrying value of the deferred tax assets is required when it is not more likely than not that such deferred tax assets are realizable.

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

The following potentially dilutive securities, on an as converted basis, have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2021 and 2020, as they would be antidilutive:

	As of June 30,
	2021	2020
Stock options outstanding	5,202,147	4,162,722
Common stock warrants	203,676	203,676
Employee stock purchase plan	7,618	6,831
Total	5,413,441	4,373,229

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

Preferred stock

The Board of Directors or any authorized committee thereof is expressly authorized, to the fullest extent permitted by law, to provide by resolution or resolutions for, out of the unissued shares of Undesignated Preferred Stock, the issuance of the shares of Undesignated Preferred Stock in one or more series of such stock, and by filing a certificate of designations pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of June 30, 2021, there are no preferred shares issued.

Reconciliation of cash, cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets to the total of the same such amounts shown in the unaudited consolidated statements of cash flows for the six months ended June 30, 2021 and 2020.

	As of June 30,
	2021	2020
Cash and cash equivalents	$248,793	$49,695
Restricted cash	1,141	417
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$249,934	$50,112

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which amends a number of aspects of lease accounting and requires entities to recognize right-of-use assets and liabilities on the balance sheet. The Company adopted ASC 842 during the second quarter of 2021 effective on January 1, 2021. The Company has finalized its review of its portfolio of existing leases and current accounting policies and has concluded that the amended guidance results in the recognition of additional assets and corresponding liabilities on its balance sheets.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which offered a transition option to entities adopting ASC 842. Under ASU 2018-11, entities could elect to apply ASC 842 using a modified-retrospective adoption approach resulting in a cumulative effect adjustment to accumulated deficit at the beginning of the year in which the new lease standard is adopted, rather than adjustments to the earliest comparative period presented in their financial statements.

The Company adopted ASC 842, Leases effective January 1, 2021 on a modified retrospective basis under which requires the recognition of lease liabilities and right-of-use assets at the adoption date but does not require retrospective adjustments of prior periods. The Company elected the optional transition approach of not adjusting its comparative period financial statements for the impacts of adoption. The Company elected the package of transition practical expedients for leases that commenced prior to January 1, 2021, allowing it not to reassess (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial indirect costs for any existing leases.

The Company recorded, upon adoption of ASC 842 effective January 1, 2021, operating lease assets and liabilities of $11.3 million and $11.8 million, respectively, related to its real estate leases under ASC 842.

The cumulative effect of applying ASC 842 on the Company’s consolidated balance sheet as of January 1, 2021 was as follows:

Assets	Balance as of December 31, 2020	Adjustments	Balance as of January 1, 2021
Prepaid expenses and other current assets	$7,552	$(154)	$7,398
Right-of-use assets, operating leases	-	11,300	11,300
Total assets		$11,146

Liabilities and Shareholders' Equity
Accrued expenses and other current liabilities	$6,533	$(168)	$6,365
Operating lease liabilities	-	2,630	2,630
Other liabilities	807	(482)	325
Operating lease liabilities, non-current	-	9,166	9,166
Total liabilities and shareholders' equity		$11,146

Adopting ASC 842 did not result in a material impact to our statement of operations or cash flows.

Please refer to Note 8, “Leases,” for further information regarding the Company’s leases as well as certain disclosures required by ASC 842.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

4. Investments and Fair Value Measurements

As of June 30, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$35,576	$-	$(21)	$35,555
U.S. Treasury securities	32,996	2	-	32,998
Total	$68,572	$2	$(21)	$68,553

As of December 31, 2020, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$34,801	$60	$-	$34,861
U.S. Treasury securities	98,967	3	-	98,970
Total	$133,768	$63	$-	$133,831

The amortized cost and estimated fair value of marketable securities, by contractual maturity:

	June 30, 2021
	Amortized Cost	Fair Value
Due within one year or less	$68,572	$68,553

	December 31, 2020
	Amortized Cost	Fair Value
Due within one year or less	$133,768	$133,831

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

Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly

Level 3—Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

As of June 30, 2021, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$243,882	$243,882	$243,882	$-	$-
Corporate bonds	35,576	35,555	-	35,555	-
U.S. Treasury securities	32,996	32,998	-	32,998	-
Total	$312,454	$312,435	$243,882	$68,553	$-

As of December 31, 2020, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$89,319	$89,319	$89,319	$-	$-
Corporate bonds	34,801	34,861	-	34,861	-
U.S. Treasury securities	98,967	98,970	-	98,970	-
Total	$223,087	$223,150	$89,319	$133,831	$-

(1) Includes cash sweep accounts, U.S. Treasury money market mutual fund, bank certificates of deposit, U.S. Treasury bills and corporate bonds that have a maturity of three months or less from the original acquisition date.

5. Property and Equipment

Property and equipment, net, consisted of:

	As of
	June 30, 2021	December 31, 2020
Laboratory equipment	$12,657	$8,566
Computer hardware and equipment	109	109
Furniture and fixtures	432	432
Leasehold improvements	551	320
Assets not placed in service	356	3,320
	14,105	12,747
Less: accumulated depreciation	(3,383)	(2,734)
	$10,722	$10,013

Depreciation expense was $1,203 and $684 for the six months ended June 30, 2021 and 2020, respectively.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	June 30, 2021	December 31, 2020
Employee compensation and related benefits	$2,885	$3,808
Professional fees	574	224
Contract manufacturing organization fees	577	582
Contract research organization fees	1,729	487
Property received not yet invoiced	482	385
Other	286	906
	$6,533	$6,392

7. Commitments and Contingencies

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in the statements of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and as of June 30, 2021 and December 31, 2020. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation for the three and six months ended June 30, 2021 and 2020 nor has the Company accrued any liability as of June 30, 2021 or December 31, 2020.

8. Leases

The Company leases all of its offices and facilities, including its corporate headquarters, under operating leases. The Company has entered into various non-cancellable lease arrangements for facilities expiring at various times through 2036. Certain of these arrangements have free rent periods or escalating rent payment provisions. None of our leases include residual value guarantees.

Fixed fees for use of property or equipment and other services are included in the right-of-use assets and lease liabilities. Rent expense is recognized on a straight-line basis for total rent over the lease period. Variable service costs are included in the lease expense as incurred. The Company is generally obligated for the cost of property taxes, insurance, common area maintenance, and other administrative fees relating to its leases, which are considered variable lease costs and are expensed as incurred. In addition, the Company enters into contracts that have different service obligations. These contracts are considered multiple-element service contracts. When leases are embedded in multiple-element service contracts, all contract services are included in lease costs.

Operating Leases

Office space and lab facility, Cambridge, Massachusetts

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

Catapult manufacturing facility, Stevenage, United Kingdom

In December 2018, the Company signed a collaboration agreement (the Collaboration Agreement) with Cell Therapy Catapult Limited (Catapult) to establish the Company's manufacturing process in Catapult’s good manufacturing practice (GMP) manufacturing facility in the United Kingdom. The initial term of the Collaboration Agreement is three years which began March 1, 2019. The Company can terminate the Collaboration Agreement earlier with 12 months’ notice and continued payment for contributions during the 12-month termination period.

The Collaboration Agreement provides for Catapult to provide identified space, called a module. The Company has concluded that the Collaboration Agreement contains an embedded lease as the Company has the right to operate the module in a manner it determines.

Office space, Cambridge, Massachusetts

In September 2019, the Company entered into a lease for office facilities that expires in August 2024.Under the terms of the lease, the Company placed a $127 letter of credit into a restricted cash account as security for the facility.

Lab facility, Cambridge Massachusetts

In November 2020, the Company entered into a lease for office and laboratory facilities that expires in January 2024. Under the terms of the lease, the Company placed $166 letter of credit into a restricted cash account as security for the facility.

Manufacturing facility, Waltham, Massachusetts

In November 2020, the Company entered into a manufacturing agreement with ElevateBio LLC (ElevateBio) which includes identified space dedicated to the Company. The Company has determined the agreement contains an embedded lease.

Manufacturing facility, Rockville, Maryland

In March 2021, the Company entered into a lease for a new manufacturing facility for an initial term of 15 years through June 2036. The Company also has an option to extend the term of the lease for two consecutive terms of five years each. The Company placed a $557 letter of credit into a restricted cash account as security for the facility.

Right-of-use assets and lease liabilities as of June 30, 2021 and January 1, 2021, the date of adoption of ASC 842, were as follows:

	June 30, 2021	January 1, 2021
Assets:
Right-of-use assets, operating	$30,559	$11,300

Liabilities
Operating lease liabilities	$3,594	$2,630
Operating lease liabilities, non-current	24,046	9,166
Total lease liabilities	$27,640	$11,796

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

The components of the lease costs for the six months ended June 30, 2021 were as follows:

June 30, 2021
Operating lease costs	$3,552
Short-term lease costs	261
Variable lease costs	2,115
Total lease costs	$5,928

Weighted average remaining lease term and discount rate as of June 30, 2021 were as follows:

June 30, 2021
Weighted-average remaining lease term (in years)
Operating leases	10.2
Weighted-average discount rate:
Operating leases	12.6%

The following table presents future minimum lease payments under for operating leases as of June 30, 2021:

June 30, 2021
2021	$3,891
2022	7,529
2023	7,144
2024	6,351
2025	5,255
Thereafter	40,674
Total minimum payments required	70,844
Less amounts representing imputed interest	(43,204)
Present value of lease liabilities	$27,640

Prior to adoption of ASC 842, future minimum lease payments under non-cancelable operating lease agreements as of December 31, 2020, were as follows:

December 31, 2020
Minimum Lease Payments
2021	$4,966
2022	3,985
2023	3,690
2024	2,537
2025	1,054
Thereafter	-
Total	$16,232

Rent expense for the six months ended June 30, 2020 was $1.7 million.

9. Stock-based Compensation

In February 2019, the Company’s Board of Directors and stockholders approved the 2018 Stock Option and Incentive Plan (the 2018 Plan), which replaced the 2015 Stock Option and Grant Plan (the 2015 Plan). The shares under the 2015 Plan which were not issued were rolled into the 2018 Plan. The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, directors, and other key persons (including consultants) are eligible to receive awards under the 2018 Plan. The maximum number of authorized shares to be issued under the 2018 Plan is 7,394,606 shares of common stock. The number of shares of common stock reserved for issuance under the 2018 Plan shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Company's Board of Directors. The amount, terms of grants,

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

and exercisability provisions are determined and set by the Compensation Committee of the Company’s Board of Directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors.

As of June 30, 2021, there were 1,791,816 shares of common stock available for future issuance under the 2018 Plan. Generally, options and restricted stock awards vest over a four-year period.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,431	$804	$2,811	$1,616
General and administrative	1,788	1,260	3,528	2,503
	$3,219	$2,064	$6,339	$4,119

Stock options

During the six months ended June 30, 2020, there were 160,948 grants of stock options, 112,420 options forfeited, and 75,098 options exercised, respectively.

The following table summarizes the activity related to stock option grants to employees and non-employees for the six months ended June 30, 2021:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Balance as of December 31, 2020	5,011,349	$14.99	8.4
Granted	317,568	20.46
Exercised	(66,368)	6.81
Forfeited	(68,419)	20.12
Balance as of June 30, 2021	5,194,130	$15.36	8.0

Exercisable as of June 30, 2021	2,207,410	$-	7.2
Vested and expected to vest as of June 30, 2021	5,194,130	-

As of June 30, 2021, there was $34.5 million in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 2.9 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options for the six months ended June 30, 2021 and 2020 was determined using the methods and assumptions discussed below:

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

The grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2021	2020
Risk-free interest rate	1.0%	0.5%
Expected term (in years)	6.1	6.1
Expected volatility	76.2%	72.2%
Annual dividend yield	0%	0%
Fair value of common stock	$13.64	$6.51

Warrants

As of June 30, 2021 and December 31, 2020, there were 203,676 warrants outstanding. During the six months ended June 30, 2021 and 2020, the Company granted no warrants, and there were no forfeitures or exercises.

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

During the six months ended June 30, 2021 and 2020, there were 8,004 shares and 13,476 shares issued under the 2018 ESPP, respectively.

10. Related party transactions

Manufacturing agreement

During November 2020, the Company entered into a manufacturing partnership with ElevateBio. Dr. Ansbert Gadicke is a member of the board of directors at the Company and ElevateBio. The agreement is to establish a manufacturing partnership with ElevateBio for production of the Company’s clinical trial products. During the six months ended June 30, 2021, the Company has incurred $196 in expenses and has incurred additional costs of $252 for equipment owned by the Company for use by ElevateBio.

Consulting arrangement

On October 1, 2015, the Company entered into a consulting agreement with Dr. Patrick Baeuerle. Pursuant to the consulting agreement, Dr. Baeuerle agreed to perform such consulting, advisory and related services to and for the Company as may be reasonably requested. In exchange, the Company agreed to pay Dr. Baeuerle a consulting fee of €15 per month. On November 1, 2016, the Company amended the consulting agreement to revise Dr. Baeuerle’s consulting fee to be €3 per month. Dr. Baeuerle is also eligible for an annual bonus equal to 33% of the annual fees paid under the consulting agreement, subject to the discretion of the Company's Board of Directors based on Dr. Baeuerle’s performance and the Company's performance. The term of the agreement is one year, and automatically extends for additional one-year periods unless terminated. During the six months ended

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

June 30, 2021 and 2020, the Company incurred fees to Dr. Baeuerle in the amount of $36 for each period, under the consulting agreement. Dr. Baeuerle is a member of the Company's Board of Directors and is a managing director at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities.

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

To date, we have funded our operations with proceeds from the sale of our preferred and common stock. Through June 30, 2021, we have received gross proceeds of $540.6 million from the sale of our preferred and common stock.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of June 30, 2021, we had an accumulated deficit of $295.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

We have been carefully monitoring the COVID-19 pandemic, new variants of COVID-19, vaccination rates of our employees, and vaccine availability. We continue to analyze the pandemic's potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19 in our communities while balancing our commitment to conduct our clinical trials. We have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have also maintained efficient communication with our partners and clinical sites as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. COVID-19 has significantly impacted the global healthcare system, including the conduct of clinical trials as medical institutions prioritize the treatment of those afflicted with COVID-19. We continue to closely monitor the adverse impact of the COVID-19 pandemic, including new variants of COVID-19 and vaccine efficacy, on our operations and ongoing clinical and preclinical development.

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

Three Month Consolidated Statements of Operations

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,
	2021	2020	Change
Operating expenses
Research and development	$18,627	$12,907	$5,720
General and administrative	5,666	3,809	1,857
Total operating expenses	24,293	16,716	7,577
Loss from operations	(24,293)	(16,716)	(7,577)

Interest income, net	32	499	(467)
Loss before income taxes	$(24,261)	$(16,217)	$(8,044)

Research and Development Expenses

Research and development expenses were $18.6 million for the three months ended June 30, 2021 compared to $12.9 million for the three months ended June 30, 2020. The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020 (in thousands).

	For the Three Months Ended June 30,
	2021	2020	Change
Clinical program expenses	$2,702	$3,383	$(681)
Platform development expenses	2,018	1,424	594
Personnel expenses	8,387	5,750	2,637
Allocated facility expenses	3,800	1,268	2,532
Other expenses	1,720	1,082	638
	$18,627	$12,907	$5,720

The $5.7 million increase in research and development expense for three months ended June 30, 2021 as compared to the three months ended June 30, 2020 is primarily attributable to an increase of $2.7 million in additional personnel expenses as we have increased our headcount and related personnel expenses. Facility costs increased $2.5 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily due to additional lab and manufacturing space. Platform development expenses increased $0.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Clinical development and other expenses decreased $0.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses were $5.7 million for the three months ended June 30, 2021, compared to $3.8 million for the three months ended June 30, 2020. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $0.8 million, an increase in legal and other professional fees of $0.7 million, and an increase in other expenses of $0.4 million.

Interest Income, net

Interest income, net was nil for the three months ended June 30, 2021, compared to $0.5 million for the three months ended June 30, 2020. The decrease was due to lower interest rates in our commercial and investment accounts for the three months ended June 30, 2021.

Six Month Consolidated Statements of Operations

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020	Change
Operating expenses
Research and development	$34,551	$24,862	$9,689
General and administrative	11,334	8,080	3,254
Total operating expenses	45,885	32,942	12,943
Loss from operations	(45,885)	(32,942)	(12,943)

Interest income, net	148	1,246	(1,098)
Loss before income taxes	(45,737)	(31,696)	(14,041)

Research and Development Expenses

Research and development expenses were $34.6 million for the six months ended June 30, 2021 compared to $24.9 million for the six months ended June 30, 2020. The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020 (in thousands).

	For the Six Months Ended June 30,
	2021	2020	Change
Clinical program expenses	$6,071	$6,597	$(526)
Platform development expenses	3,323	2,141	1,182
Personnel expenses	15,915	11,322	4,593
Allocated facility expenses	6,346	2,614	3,732
Other expenses	2,896	2,188	708
	$34,551	$24,862	$9,689

The $9.7 million increase in research and development expense for six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is primarily attributable to an increase of $4.6 million in additional personnel expenses as we have increased our headcount and related personnel expenses. Facility costs increased $3.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to additional lab and manufacturing space. Platform development expenses increased $1.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Clinical development and other expenses decreased $0.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses were $11.3 million for the six months ended June 30, 2021, compared to $8.1 million for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $1.6 million, an increase in legal and other professional fees of $1.0 million, and an increase in other expenses of $0.6 million.

Interest Income, net

Interest income, net was $0.1 million for the six months ended June 30, 2021, compared to $1.2 million for the six months ended June 30, 2020. The decrease was due to lower interest rates in our commercial and investment accounts for the six months ended June 30, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from operations. Since inception, we have funded our operations with proceeds from the sale of preferred and common stock.

In July 2020, we completed a common stock offering, pursuant to which we issued and sold 9,200,000 shares of our common stock at a price to the public of $15.50 per share. The offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-236965), filed with the SEC on March 6, 2020 (the Prior Shelf) and declared effective on April 28, 2020, as supplemented by a prospectus supplement dated July 28, 2020 that was filed with the SEC on July 29, 2020. We received aggregate net proceeds from the offering of approximately $133.6 million, after deducting underwriting discounts and commissions and other offering expenses paid.

In January 19, 2021, we completed a common stock offering, pursuant to which we issued and sold 4,590,164 shares of our common stock at a price to the public of $30.50 per share. The offering was made pursuant to the Prior Shelf, as supplemented by a prospectus supplement dated January 19, 2021 that was filed with the SEC on January 21, 2021. The Company received net proceeds from the offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, of approximately $131.3 million.

As of June 30, 2021, we had cash, cash equivalents, and investments of $317.3 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Operating activities	$(38,942)	$(32,421)
Investing activities	62,474	16,741
Financing activities	131,664	79

Operating Activities

During the six months ended June 30, 2021, we used $38.9 million of cash in operating activities, resulting primarily from our net loss of $45.8 million and a net decrease in operating assets and liabilities of $1.1 million partially offset by non-cash charges of $8.0 million, which primarily related to depreciation and amortization and stock-based compensation, . The increase of non-cash charges for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is due to an increase in the number of employees which drives the amount of share-based compensation as well as a higher level of investment in property and equipment which increases the amount of depreciation. The net decrease in operating assets and liabilities was primarily attributable to recording right-of-use assets related to the Rockville facility offset by the corresponding operating lease liabilities and payments.

During the six months ended June 30, 2020, we used $32.4 million of cash in operating activities, resulting primarily from our net loss of $31.8 million and a net decrease in operating assets and liabilities of $5.4 million partially offset by non-cash charges of $4.8 million, which related to depreciation and amortization and stock-based compensation. The net decreases in operating assets and liabilities were primarily attributable to payments for annual expenses paid during the first quarter of the year and amortized over the period of performance.

Investing Activities

During the six months ended June 30, 2021, cash provided by investing activities was $62.5 million, consisting primarily of proceeds from investments net of purchases of $64.8 million and purchases of property and equipment capitalized software development costs of $2.3 million.

During the six months ended June 30, 2020, cash provided by investing activities was $16.7 million, consisting primarily of purchases of investments net of maturities of $18.0 million and purchases of property and equipment of $1.2 million.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $131.7 million primarily from our secondary equity offering of $131.3 million, $0.6 million from the exercise of stock options less deferred offering costs of $0.2 million.

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

Royalty Transfer Agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of (i) all global net sales of any of our products, if approved, and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in the statement of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribe no value to the royalty agreement at inception and as of June 30, 2021 and December 31, 2020. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

Recently Issued and Adopted Accounting Pronouncements

A description of recently adopted accounting pronouncements that materially impacted our financial position is disclosed in Note 3 to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2021, we adopted new guidance for lease accounting. We implemented internal controls to ensure we adequately evaluated leasing arrangements and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We plan to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs and strategic partners to conduct our preclinical studies and clinical trials under agreements with us. We expect to have to negotiate budgets and contracts with CROs, trial sites and CMOs which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practices (GCPs), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMP regulations, including cGTP regulations, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

•
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

We have incurred significant net losses in each period since our inception in May 2015. For the year to date period ended June 30, 2021, we incurred a net loss of $45.8 million. As of June 30, 2021, we had an accumulated deficit of $295.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Risks Related to Raising Additional Capital

* If we fail to obtain additional financing, we may be unable to continue our research and product development programs.

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

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $86.3 million, inclusive of the exercise of the underwriters' overallotment option. On July 31, 2020, we completed a stock offering raising gross proceeds of approximately $142.6 million. On January 22, 2021, we completed a stock offering raising gross proceeds of $140.0 million. As of June 30, 2021, we had cash, cash equivalents and short-term investments of approximately $317.3 million. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

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

Public health pandemics or outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China and has since spread to several other countries, including the United States and European countries, with infections and deaths reported globally. To date, the COVID-19 pandemic has caused widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving, particularly in light of new variants of COVID-19, and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue.

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
•
We currently rely on third parties, including our CROs, and our contract manufacturing organizations, or CMOs, and other contractors and consultants to, among other things, conduct

•
our preclinical studies and clinical trials, manufacture raw materials, manufacture and supply our product candidates, ship clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, which could limit our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations. For example, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials for the manufacture of our product candidates, which could lead to delays in these trials.
•
Our manufacturing suite at Catapult in Stevenage, UK is now operational. However, our ability to manufacture our product candidates at Catapult for our clinical trials will depend on, among other factors, receiving appropriate approvals and clearance from the UK’s Medicines and Healthcare Products Regulatory Agency (MHRA). Limited MHRA resources and a focus on the COVID-19 pandemic may delay the MHRA’s review and approval of our manufacturing suite, and affect our expected manufacturing timelines.
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
•
Material shortages may affect our research and development and manufacturing activities and timelines. Increased demand for personal protective equipment, plastics used for pipettes and other laboratory consumables, and other laboratory supplies has led to shortages of some of these materials that we need for our research and development activities, and that our third-party manufacturers need to produce our product candidates. In addition, COVID-19 restrictions on manufacturers and their employees has led to a shortage of personnel to manufacture, package and ship laboratories supplies and consumables, further limiting the available supply. If we, our contract research organizations, our vendors and our third-party manufacturers are not able to obtain materials needed for our laboratory operations, our research and development and the manufacture of our product candidates could be delayed.
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

* Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed.  In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

As of August 2, 2021, we had 150 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

 If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of June 30, 2021, we have a total of 38,181,331 shares of common stock outstanding. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Plan and our 2018 Employee Stock Purchase Plan adopted in connection with the IPO will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of August 2, 2021, our executive officers, directors, and 5% stockholders beneficially owned approximately 50% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. On July 31, 2020, we completed the sale of 9.2 million shares of stock in at a public offering price of $15.50 per share. We raised net cash proceeds of approximately $133.6 million from the offering. On January 22, 2021, we completed the sale of approximately 4.6 million shares of common stock in at a public offering price of $30.50 per share. We raised net cash proceeds of approximately $131.3 million from the offering. As of June 30, 2021, we had cash, cash equivalents and short-term investments of $317.3 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since June 30, 2021, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, and telecommunication and electrical failures. Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry, as well as many others. In addition, we may experience attacks, unavailable systems, unauthorized access to systems or data or disclosure due to employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive or confidential data are constantly evolving, and such attacks continue to grow in sophistication. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Despite our efforts, we may in future become, the target of cyber-attacks by third parties seeking unauthorized access to our data or to disrupt our operations or ability to conduct our business. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

Date:	August 5, 2021	TCR[2] Therapeutics Inc.

		By:	/s/ Mayur (Ian) Somaiya
Mayur (Ian) Somaiya
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)