Form 10-Q
period 2021-09-30
TCR2 THERAPEUTICS INC.
filed 2021-11-10
CIK 1750019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, there were 38,220,444 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

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
•
Our business is highly dependent on our clinical trials for our lead product candidate, gavo-cel, and we must complete IND-enabling studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates. We cannot be certain that we will be able to complete ongoing clinical trials, initiate future planned clinical trials, or advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of TCR2 Therapeutics Inc. ("we," "us" and "our") contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements appear in a number of places in this Quarterly Report on Form 10-Q and include, but are not limited to, statements about:

•
the timing of preclinical studies and clinical trials of gavo-cel and any other product candidates;
•
our need to raise additional funding before we can expect to generate any revenues from product sales;
•
our ability to submit our planned INDs, conduct successful clinical trials and obtain regulatory approval for gavo-cel or any other product candidates that we may identify or develop;
•
the ability of our TRuC-T cell platform to generate and advance additional product candidates;
•
our ability to establish an adequate safety, potency and purity profile for gavo-cel or any other product candidates that we may identify or develop;
•
our ability to manufacture gavo-cel, or any other product candidate in conformity with our specifications and with the FDA’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
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

Part I

Item 1. Financial Statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$262,497	$94,155
Investments	33,244	133,831
Prepaid expenses and other current assets	7,478	7,552
Total current assets	303,219	235,538

Property and equipment, net	12,252	10,013
Right-of-use assets, operating leases	29,432	-
Restricted cash	1,155	583
Other assets, non-current	666	61
Total assets	$346,724	$246,195

Liabilities and stockholders’ equity
Accounts payable	$4,384	$2,448
Accrued expenses and other current liabilities	8,654	6,392
Operating lease liabilities	3,482	-
Total current liabilities	16,520	8,840

Operating lease liabilities, non-current	23,635	-
Other liabilities	299	807
Total liabilities	40,454	9,647

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2021 and December 31, 2020, respectively.	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 38,220,444 and 33,516,795 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	4	3
Additional paid-in capital	628,064	486,197
Accumulated other comprehensive income (loss)	(15)	63
Accumulated deficit	(321,783)	(249,715)
Total stockholders’ equity	306,270	236,548
Total liabilities and stockholders’ equity	$346,724	$246,195

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$20,277	$12,820	$54,828	$37,682
General and administrative	5,963	4,371	17,297	12,451
Total operating expenses	26,240	17,191	72,125	50,133
Loss from operations	(26,240)	(17,191)	(72,125)	(50,133)

Interest income, net	38	300	186	1,546
Loss before income tax expense	(26,202)	(16,891)	(71,939)	(48,587)

Income tax expense	42	31	129	86
Net loss	$(26,244)	$(16,922)	$(72,068)	$(48,673)

Per share information
Net loss per share of common stock, basic and diluted	$(0.69)	$(0.56)	$(1.91)	$(1.86)

Weighted average shares outstanding, basic and diluted	38,197,929	30,340,355	37,816,345	26,158,040

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(26,244)	$(16,922)	$(72,068)	$(48,673)
Unrealized gain (loss) on investments, net	4	(211)	(78)	49
Comprehensive loss	$(26,240)	$(17,133)	$(72,146)	$(48,624)

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	33,516,795	$3	$486,197	$(249,715)	$63	$236,548
Issuance of common stock, net of issuance costs	4,590,164	1	131,329	-	-	131,330
Exercise of stock options	52,243	-	376	-	-	376
Stock-based compensation expense	-	-	3,120	-	-	3,120
Unrealized loss on investments	-	-	-	-	(107)	(107)
Net loss	-	-	-	(21,512)	-	(21,512)
Balance as of March 31, 2021	38,159,202	$4	$621,022	$(271,227)	$(44)	$349,755
Exercise of stock options	22,129	-	204	-	-	204
Stock-based compensation expense	-	-	3,219	-	-	3,219
Unrealized gain on investments	-	-	-	-	25	25
Net loss	-	-	-	(24,312)	-	(24,312)
Balance as of June 30, 2021	38,181,331	$4	$624,445	$(295,539)	$(19)	$328,891
Exercise of stock options	39,113	-	433	-	-	433
Stock-based compensation expense	-	-	3,186	-	-	3,186
Unrealized gain on investments	-	-	-	-	4	4
Net loss	-	-	-	(26,244)	-	(26,244)
Balance as of September 30, 2021	38,220,444	$4	$628,064	$(321,783)	$(15)	$306,270

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	23,981,109	$2	$342,896	$(182,591)	$142	$160,449
Reclassification of shares issued and previously subject to repurchase	17,456	-	13	-	-	13
Exercise of stock options	57,904	-	185	-	-	185
Stock-based compensation expense	-	-	2,055	-	-	2,055
Unrealized loss on investments	-	-	-	-	(604)	(604)
Net loss	-	-	-	(15,506)	-	(15,506)
Balance as of March 31, 2020	24,056,469	$2	$345,149	$(198,097)	$(462)	$146,592
Reclassification of shares issued and previously subject to repurchase	17,456	-	13	-	-	13
Exercise of stock options	30,670	-	125	-	-	125
Stock-based compensation expense	-	-	2,064	-	-	2,064
Unrealized gain on investments	-	-	-	-	864	864
Net loss	-	-	-	(16,245)	-	(16,245)
Balance at June 30, 2020	24,104,595	$2	$347,351	$(214,342)	$402	$133,413
Issuance of common stock, net of issuance costs	9,200,000	1	133,570	-	-	133,571
Reclassification of shares issued and previously subject to repurchase	17,457	-	13	-	-	13
Exercise of stock options	58,159	-	432	-	-	432
Stock-based compensation expense	-	-	2,067	-	-	2,067
Unrealized loss on investments	-	-	-	-	(211)	(211)
Net loss	-	-	-	(16,922)	-	(16,922)
Balance at September 30, 2020	33,380,211	$3	$483,433	$(231,264)	$191	$252,363

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(72,068)	$(48,673)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,976	1,114
Stock-based compensation expense	9,525	6,186
Amortization (accretion) on investments	626	(574)
Deferred tax liabilities	105	86
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(41)	(1,875)
Operating leases, net	(2,811)	-
Accounts payable	2,066	610
Accrued expenses and other liabilities	2,299	(114)
Cash used in operating activities	(58,323)	(43,240)

Investing activities
Purchases of equipment	(4,352)	(2,523)
Software development costs	(308)	-
Purchases of investments	(40,732)	(162,147)
Proceeds from sale or maturity of investments	140,622	109,916
Cash provided by (used in) investing activities	95,230	(54,754)

Financing activities
Proceeds from public offering of common stock, net of issuance costs	131,330	133,570
Proceeds from the exercise of stock options	1,013	742
Payment of deferred offering costs	(336)	-
Cash provided by financing activities	132,007	134,312

Net change in cash, cash equivalents, and restricted cash	168,914	36,318
Cash, cash equivalents, and restricted cash at beginning of year	94,738	65,713
Cash, cash equivalents, and restricted cash at end of period	$263,652	$102,031

Supplemental disclosure of noncash activities
Property and equipment additions in accounts payable	$481	$125
Right-of-use assets obtained in exchange for operating lease liabilities	21,315	-
Operating cash flows used in operating leases	9,171	-

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

Shelf registration statement

On March 16, 2021, the Company filed an automatic shelf registration statement on Form S-3 (the Shelf), with the Securities and Exchange Commission (SEC), which covers the offering, issuance and sale of an indeterminate amount of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Shelf was automatically effective when filed. As of September 30, 2021, no sales have been made under the Shelf.

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

The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of September 30, 2021 of $295.7 million will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these unaudited consolidated financial statements.

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

As of September 30, 2021, the Company has manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in the party’s ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Fair value of financial instruments

As of September 30, 2021 and December 31, 2020, the Company’s financial instruments consist of money market funds, U.S. Treasury securities, and corporate bonds and are included in investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2021 and December 31, 2020, cash equivalents consisted of U.S treasuries, corporate bonds, and government-backed money market funds.

Investments

As of September 30, 2021, all investments were classified as available-for-sale and were carried at their estimated fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) until realized. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments in debt securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in earnings. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

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

The following potentially dilutive securities, on an as converted basis, have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2021 and 2020, as they would be antidilutive:

	As of September 30,
	2021	2020
Stock options outstanding	5,495,365	4,131,932
Common stock warrants	203,676	203,676
Employee stock purchase plan	4,011	1,557
Total	5,703,052	4,337,165

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

Preferred stock

The Board of Directors or any authorized committee thereof is expressly authorized, to the fullest extent permitted by law, to provide by resolution or resolutions for, out of the unissued shares of Undesignated Preferred Stock, the issuance of the shares of Undesignated Preferred Stock in one or more series of such stock, and by filing a certificate of designations pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of September 30, 2021, there are no preferred shares issued.

Reconciliation of cash, cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets to the total of the same such amounts shown in the unaudited consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020.

	As of September 30,
	2021	2020
Cash and cash equivalents	$262,497	$101,614
Restricted cash	1,155	417
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$263,652	$102,031

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

The cumulative effect of applying ASC 842 on the Company’s consolidated balance sheet as of January 1, 2021 was as follows:

Assets	Balance as of December 31, 2020	Adjustments	Balance as of January 1, 2021
Prepaid expenses and other current assets	$7,552	$(154)	$7,398
Right-of-use assets, operating leases	-	11,300	11,300
Total assets		$11,146

Liabilities and Shareholders' Equity
Accrued expenses and other current liabilities	$6,392	$(168)	$6,224
Operating lease liabilities	-	2,630	2,630
Other liabilities	807	(482)	325
Operating lease liabilities, non-current	-	9,166	9,166
Total liabilities and shareholders' equity		$11,146

Adopting ASC 842 did not result in a material impact to our statements of operations or cash flows.

Please refer to Note 8, “Leases,” for further information regarding the Company’s leases as well as certain disclosures required by ASC 842.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

4. Investments and Fair Value Measurements

As of September 30, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$33,259	$-	$(15)	$33,244
Total	$33,259	$-	$(15)	$33,244

As of December 31, 2020, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$34,801	$60	$-	$34,861
U.S. Treasury securities	98,967	3	-	98,970
Total	$133,768	$63	$-	$133,831

The amortized cost and estimated fair value of marketable securities, by contractual maturity:

	September 30, 2021
	Amortized Cost	Fair Value
Due within one year or less	$33,259	$33,244

	December 31, 2020
	Amortized Cost	Fair Value
Due within one year or less	$133,768	$133,831

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

The guidance requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1—Quoted prices (unadjusted in active markets for identical assets or liabilities)

Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly

Level 3—Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions

As of September 30, 2021, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$256,956	$256,956	$256,956	$-	$-
Corporate bonds	33,259	33,244	-	33,244	-
Total	$290,215	$290,200	$256,956	$33,244	$-

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

5. Property and Equipment

Property and equipment, net, consisted of:

	As of
	September 30, 2021	December 31, 2020
Laboratory equipment	$13,417	$8,566
Computer hardware and equipment	97	109
Furniture and fixtures	432	432
Leasehold improvements	551	320
Assets not placed in service	1,810	3,320
	16,307	12,747
Less: accumulated depreciation	(4,055)	(2,734)
	$12,252	$10,013

Depreciation expense was $1,938 and $1,114 for the nine months ended September 30, 2021 and 2020, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	September 30, 2021	December 31, 2020
Employee compensation and related benefits	$3,890	$3,808
Professional fees	535	224
Contract manufacturing organization fees	1,044	582
Contract research organization fees	2,134	487
Property received not yet invoiced	797	385
Other	254	906
	$8,654	$6,392

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in the statements of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and as of September 30, 2021 and December 31, 2020. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation for the three and nine months ended September 30, 2021 and 2020 nor has the Company accrued any liability as of September 30, 2021 or December 31, 2020.

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

Manufacturing facility, Waltham, Massachusetts

In November 2020, the Company entered into a manufacturing agreement with ElevateBio LLC (ElevateBio) which includes identified space dedicated to the Company. The Company has determined the agreement contains an embedded lease. The lease began in February 2021 when the Company obtained control of the dedicated manufacturing space and ends July 2022.

Manufacturing facility, Rockville, Maryland

In March 2021, the Company entered into a lease for a new manufacturing facility for an initial term of 15 years through June 2036. The Company also has an option to extend the term of the lease for two consecutive terms of five years each. The Company placed a $557 letter of credit into a restricted cash account as security for the facility.

Right-of-use assets and lease liabilities as of September 30, 2021 and January 1, 2021, the date of adoption of ASC 842, were as follows:

	September 30, 2021	January 1, 2021
Assets:
Right-of-use assets, operating	$29,432	$11,300

Liabilities
Operating lease liabilities	$3,482	$2,630
Operating lease liabilities, non-current	23,635	9,166
Total lease liabilities	$27,117	$11,796

The components of the lease costs for the nine months ended September 30, 2021 were as follows:

September 30, 2021
Operating lease costs	$5,579
Short-term lease costs	395
Variable lease costs	3,130
Total lease costs	$9,104

Weighted average remaining lease term and discount rate as of September 30, 2021 were as follows:

September 30, 2021
Weighted-average remaining lease term (in years)
Operating leases	9.9
Weighted-average discount rate:
Operating leases	12.6%

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

The following table presents future minimum lease payments under for operating leases as of September 30, 2021:

September 30, 2021
2021	$2,139
2022	7,529
2023	7,144
2024	6,351
2025	5,255
Thereafter	40,674
Total minimum payments required	69,092
Less amounts representing imputed interest	(41,975)
Present value of lease liabilities	$27,117

Prior to adoption of ASC 842, future minimum lease payments under non-cancelable operating lease agreements as of December 31, 2020, were as follows:

December 31, 2020
Minimum Lease Payments
2021	$4,966
2022	3,985
2023	3,690
2024	2,537
2025	1,054
Thereafter	-
Total	$16,232

Rent expense for the nine months ended September 30, 2020 was $2.6 million.

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

As of September 30, 2021, there were 1,469,370 shares of common stock available for future issuance under the 2018 Plan. Generally, options and restricted stock awards vest over a four-year period.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,336	$798	$4,147	$2,414
General and administrative	1,850	1,269	5,378	3,772
	$3,186	$2,067	$9,525	$6,186

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Stock options

During the nine months ended September 30, 2020, there were 207,148 grants of stock options, 141,639 options forfeited, and 122,869 options exercised, respectively.

The following table summarizes the activity related to stock option grants to employees and non-employees for the nine months ended September 30, 2021:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Balance as of December 31, 2020	5,011,349	$14.99	8.4
Granted	803,103	15.84
Exercised	(95,596)	7.78
Forfeited	(223,491)	20.84
Balance as of September 30, 2021	5,495,365	$15.00	7.8

Exercisable as of September 30, 2021	2,592,536	$9.42	6.7
Vested and expected to vest as of September 30, 2021	5,495,365	-

As of September 30, 2021, there was $32.6 million in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 2.7 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options for the nine months ended September 30, 2021 and 2020 was determined using the methods and assumptions discussed below:

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

The grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	For the Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.9%	0.5%
Expected term (in years)	6.1	6.1
Expected volatility	72.6%	72.9%
Annual dividend yield	0%	0%
Fair value of common stock	$11.61	$7.86

Warrants

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

As of September 30, 2021 and December 31, 2020, there were 203,676 warrants outstanding. During the nine months ended September 30, 2021 and 2020, the Company granted no warrants, and there were no forfeitures or exercises.

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

During the nine months ended September 30, 2021 and 2020, there were 17,889 shares and 23,864 shares issued under the 2018 ESPP, respectively.

10. Related party transactions

Manufacturing agreement

During November 2020, the Company entered into a manufacturing partnership with ElevateBio. Dr. Ansbert Gadicke is a member of the board of directors at the Company and ElevateBio. The agreement is to establish a manufacturing partnership with ElevateBio for production of the Company’s clinical trial products. During the nine months ended September 30, 2021, the Company has incurred $883 in expenses and has incurred additional costs of $252 for equipment owned by the Company for use by ElevateBio.

Consulting arrangement

On October 1, 2015, the Company entered into a consulting agreement with Dr. Patrick Baeuerle. Pursuant to the consulting agreement, Dr. Baeuerle agreed to perform such consulting, advisory and related services to and for the Company as may be reasonably requested. In exchange, the Company agreed to pay Dr. Baeuerle a consulting fee of €15 per month. On November 1, 2016, the Company amended the consulting agreement to revise Dr. Baeuerle’s consulting fee to be €3 per month. Dr. Baeuerle is also eligible for an annual bonus equal to 33% of the annual fees paid under the consulting agreement, subject to the discretion of the Company's Board of Directors based on Dr. Baeuerle’s performance and the Company's performance. The term of the agreement is one year, and automatically extends for additional one-year periods unless terminated. During the nine months ended September 30, 2021 and 2020, the Company incurred fees to Dr. Baeuerle in the amount of $39 and $54, respectively, under the consulting agreement. Dr. Baeuerle was a member of the Company's Board of Directors and is a managing director at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities. As of August 24, 2021, Dr. Baeuerle resigned from the Board of Directors and is no longer considered a related party.

11. Subsequent Event

UK Operations

On November 1, 2021, the Company announced a proposal to consolidate its manufacturing operations in the United States. Under the proposal, manufacturing operations at the Company’s facility in Stevenage, United Kingdom (“UK”), would cease by the end of 2021. The Company estimates that this could affect an estimated 34 employees in the UK. In accordance with UK law, the UK-based employees will enter into a consultation period in respect of the proposed plan to close the Stevenage, UK, facility

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

prior to any final decision being made. The Company anticipates that the consultation period will be concluded on or about December 10, 2021.

Should the Company proceed with the proposal, the Company expects to reduce annual operating expenses in 2022 by approximately $16 million and incur pre-tax restructuring charges in the fourth quarter of 2021, which could include one-time employee severance and termination benefits, facility closure costs, costs to relocate certain equipment and other disposal and restructuring charges of approximately $4.0 million to $4.5 million.

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

To date, we have funded our operations with proceeds from the sale of our preferred and common stock. Through September 30, 2021, we have received gross proceeds of $541.1 million from the sale of our preferred and common stock.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of September 30, 2021, we had an accumulated deficit of $321.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

The effect of the COVID-19 pandemic on our development timelines for gavo-cel and our other product candidates and its effect on our ability to manufacture for our clinical trials is uncertain. We believe that we have been able, as of the date of this Quarterly Report, to mitigate some of the impact from the COVID-19 pandemic on our ongoing clinical programs, however, we have been affected.

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

TC-110 Program

In alignment with its pipeline prioritization on solid tumors, we have deprioritized the development of TC-110 for the treatment of patients with CD19+ non-Hodgkin lymphoma or adult acute lymphoblastic leukemia and plan instead to evaluate business development options.

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

Three Month Consolidated Statements of Operations

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,
	2021	2020	Change
Operating expenses
Research and development	$20,277	$12,820	$7,457
General and administrative	5,963	4,371	1,592
Total operating expenses	26,240	17,191	9,049
Loss from operations	(26,240)	(17,191)	(9,049)

Interest income, net	38	300	(262)
Loss before income taxes	$(26,202)	$(16,891)	$(9,311)

Research and Development Expenses

Research and development expenses were $20.3 million for the three months ended September 30, 2021 compared to $12.8 million for the three months ended September 30, 2020. The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020 (in thousands).

	For the Three Months Ended September 30,
	2021	2020	Change
Clinical program expenses	$3,404	$3,154	$250
Platform development expenses	2,348	1,321	1,027
Personnel expenses	9,212	5,742	3,470
Allocated facility expenses	4,137	1,469	2,668
Other expenses	1,176	1,134	42
	$20,277	$12,820	$7,457

The $7.5 million increase in research and development expense for three months ended September 30, 2021 as compared to the three months ended September 30, 2020 is primarily attributable to an increase of $3.5 million in additional personnel expenses as we have increased our headcount and related personnel expenses. Facility costs increased $2.7 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to additional lab and manufacturing space.

General and Administrative Expenses

General and administrative expenses were $6.0 million for the three months ended September 30, 2021, compared to $4.4 million for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $1.1 million, and an increase in legal and other expenses of $0.5 million.

Interest Income, net

Interest income, net was nil for the three months ended September 30, 2021, compared to $0.3 million for the three months ended September 30, 2020. The decrease was due to lower interest rates in our commercial and investment accounts for the three months ended September 30, 2021.

Nine Month Consolidated Statements of Operations

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020	Change
Operating expenses
Research and development	$54,828	$37,682	$17,146
General and administrative	17,297	12,451	4,846
Total operating expenses	72,125	50,133	21,992
Loss from operations	(72,125)	(50,133)	(21,992)

Interest income, net	186	1,546	(1,360)
Loss before income taxes	(71,939)	(48,587)	(23,352)

Research and Development Expenses

Research and development expenses were $54.8 million for the nine months ended September 30, 2021 compared to $37.7 million for the nine months ended September 30, 2020. The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020 (in thousands).

	For the Nine Months Ended September 30,
	2021	2020	Change
Clinical program expenses	$9,475	$9,751	$(276)
Platform development expenses	5,671	3,462	2,209
Personnel expenses	25,127	17,064	8,063
Allocated facility expenses	10,483	4,083	6,400
Other expenses	4,072	3,322	750
	$54,828	$37,682	$17,146

The $17.1 million increase in research and development expense for nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is primarily attributable to an increase of $8.1 million in additional personnel expenses as we have increased our headcount and related personnel expenses. Facility costs increased $6.4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to additional lab and manufacturing space.

General and Administrative Expenses

General and administrative expenses were $17.3 million for the nine months ended September 30, 2021, compared to $12.5 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $2.6 million, an increase in legal and other professional fees of $1.2 million, and an increase in other expenses of $1.0 million.

Interest Income, net

Interest income, net was $0.2 million for the nine months ended September 30, 2021, compared to $1.5 million for the nine months ended September 30, 2020. The decrease was due to lower interest rates in our commercial and investment accounts for the nine months ended September 30, 2021.

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

As of September 30, 2021, we had cash, cash equivalents, and investments of $295.7 million.

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

We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through [2023]. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

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

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Operating activities	$(58,323)	$(43,240)
Investing activities	95,230	(54,754)
Financing activities	132,007	134,312

Operating Activities

During the nine months ended September 30, 2021, we used $58.3 million of cash in operating activities, resulting primarily from our net loss of $72.1 million and a net increase in operating assets and liabilities of $1.5 million partially offset by non-cash charges of $12.2 million, which primarily related to depreciation and amortization and stock-based compensation. The increase of non-cash charges for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is due to an increase in the number of employees which drives the amount of share-based compensation as well as a higher level of investment in property and equipment which increases the amount of depreciation. The net increase in operating assets and liabilities cash flows were primarily attributable to reduced payments to vendors as compared to our expenses as well increased compensation accruals, which are generally paid in the fourth quarter of the current year and first quarter of the subsequent year, offset by operating lease payments.

During the nine months ended September 30, 2020, we used $43.2 million of cash in operating activities, resulting primarily from our net loss of $48.7 million partially offset by non-cash charges of $7.4 million, which related to depreciation and amortization and stock-based compensation, and a net decrease in operating assets and liabilities of $2.0 million. The increase of non-cash charges for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is due to an increase in the number of employees, which drives the amount of share-based compensation as well as a higher level of investment in property and equipment which increases the amount of depreciation. The net decrease in operating assets and liabilities cash flows were primarily attributable to payments for annual expenses paid during the first quarter of the year and amortized over the period of performance as well as payments to vendors that service our clinical trials.

Investing Activities

During the nine months ended September 30, 2021, cash provided by investing activities was $95.2 million, consisting primarily of proceeds from investments net of purchases of $99.9 million and offset by purchases of property and equipment and capitalized software development costs of $4.7 million.

During the nine months ended September 30, 2020, cash used in investing activities was $54.8 million, consisting primarily of purchases of investments net of maturities of $52.3 million and purchases of property and equipment of $2.5 million.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $132.0 million primarily from our secondary equity offering of $131.3 million, $1.0 million from the exercise of stock options less deferred offering costs of $0.3 million.

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

Royalty Transfer Agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of (i) all global net sales of any of our products, if approved, and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in the statement of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribed no value to the royalty agreement at inception and as of September 30, 2021 and December 31, 2020. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have limited experience as a company in conducting clinical trials. Our Phase 1/2 clinical trial for gavo-cel began in 2019. Because of this limited experience, and other factors, we cannot be certain that our planned and ongoing preclinical studies will be completed on time, or that our planned and ongoing clinical trials will begin, enroll sufficient patients, produce data on expected timelines or be completed on expected timelines, if at all. Large-scale clinical trials require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations (CROs) and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control.

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

Our business is highly dependent on our clinical trial for our lead product candidate, gavo-cel, and we must complete IND-enabling studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates. We cannot be certain that we will be able to complete ongoing clinical trials, initiate future planned clinical trials, or advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

Our business depends heavily on our ability to complete clinical development and non-clinical studies of our lead product candidate, gavo-cel, and our other product candidates, and to obtain regulatory approval of and successfully commercialize these and any future product candidates. There is no guarantee that any of our product candidates will proceed in preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned or, if at all.

There is no guarantee that the results obtained in current preclinical studies, our Phase 1/2 clinical trial of gavo-cel, or our planned clinical trials will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. The FDA may ultimately decide that the design, number and type of clinical trials, number of patients studied or results of our clinical trial for gavo-cel, even if positive, are not sufficient for regulatory approval in their respective target indications. Changes in the manufacturing process as we scale-up and optimize our process for manufacturing our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier processes. We may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the timelines we expect. We may experience slower than expected enrollment and randomization of patients in our clinical trials. These types of delays can lead to delays in completion of a trial and announcement of results. There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial. Negative results in the development of our lead product candidate may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates.

In addition, because we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidate, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential, or may need to divert resources to other programs. For example, in October of 2021, in alignment with our pipeline prioritization on solid tumors, we deprioritized the development of TC-110, a product candidate in a Phase 1 clinical trial. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or limit the opportunities we are able to pursue. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, including gavo-cel, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. We may not be able to demonstrate the efficacy and safety of gavo-cel or any of our other product candidates or any future product candidate at each stage of clinical development or we may encounter issues with any non-clinical studies required for regulatory submissions. Success in preclinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future clinical trials involving TRuCs or other product candidates. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval.

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

The number of patients we plan to treat in our clinical trial for gavo-cel is small and the results from these clinical trial, once completed, may be less reliable that results achieved in larger clinical trials. For example, in the Phase 1 portion of our Phase 1/2 clinical trial of gavo-cel, we plan to evaluate the safety profile of gavo-cel and establish the recommended Phase 2 dose. In Phase 2, we intend to treat approximately 50 patients with non-small cell lung cancer (NSCLC), ovarian cancer, malignant pleural/peritoneal mesothelioma and cholangiocarcinoma. The preliminary results of clinical trials with smaller sample sizes, such as our Phase 1/2 clinical trial of gavo-cel, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of gavo-cel, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trial.

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

*We face significant competition, and our operating results will suffer if we fail to compete effectively.

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

In addition, some of our raw materials are currently available from a single supplier, or a small number of suppliers. The type of cell culture media and cryopreservation buffer that we currently use in our manufacturing process for the TRuC-T cells for gavo-cel are each only available from a single supplier. In addition, the cell processing equipment and tubing that we use in our current manufacturing process is only available from a single supplier. We also use certain biologic materials, including certain activating antibodies, that are available from multiple suppliers, but each version may perform differently, requiring us to characterize them and potentially modify some of our protocols if we change suppliers. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. Accordingly, if we no longer have access to these suppliers, we may experience delays in our clinical or commercial manufacturing which could harm our business or results of operations.

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

We have incurred significant net losses in each period since our inception in May 2015. For the year to date period ended September 30, 2021, we incurred a net loss of $72.1 million. As of September 30, 2021, we had an accumulated deficit of $321.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Other than gavo-cel, all of our product candidates are in the preclinical stages of development and will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. gavo-cel, our most advanced mono TRuC-T cell product candidate targeting mesothelin-positive solid tumors, is in the early stages of a Phase 1/2 clinical trial and will require additional regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Many of our TRuC-T cell product candidates are in early preclinical stages. We are in the early stages of our clinical trial for gavo-cel and we have not yet administered any of our other product candidates in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $86.3 million, inclusive of the exercise of the underwriters' overallotment option. On July 31, 2020, we completed a stock offering raising gross proceeds of approximately $142.6 million. On January 22, 2021, we completed a stock offering raising gross proceeds of $140.0 million. As of September 30, 2021, we had cash, cash equivalents and short-term investments of approximately $295.7 million. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

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

•
The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our ongoing clinical trials. We remain in active dialog with our contract research organizations, or CROs, and clinical sites to minimize the impact of this pandemic to our gavo-cel Phase 1/2 clinical trial without adversely impacting the safety of patients. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread.
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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If gavo-cel or another product candidate is licensed by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims that could otherwise have a materially adverse effect on the commercialization of our product candidates, if licensed, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Presently we have rights to certain intellectual property, through licenses from third parties and under patent applications that we own or will own, related to gavo-cel and certain other product candidates. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain TRuC constructs we may not be able to obtain intellectual property to broad TRuC-T cell or engineered TCR-T cell constructs.

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

We may seek orphan drug status for gavo-cel and some of our other future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

We received orphan drug designation for the treatment of mesothelioma and cholangiocarcinoma with gavo-cel. We may seek orphan drug designation for some or all of our other future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek licensure for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

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

We plan to seek a Breakthrough Therapy designation for gavo-cel and may seek Breakthrough Therapy designation for some or all of our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including Accelerated Approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or licensure compared to candidate products considered for licensure under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for gavo-cel and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive breakthrough therapy designation.

A Fast Track designation by the FDA, even if granted for gavo-cel or any other future product candidate(s), may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply to FDA for FDA Fast Track designation for a particular indication. We plan to seek Fast Track designation for gavo-cel and may seek Fast Track designation for certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

Accelerated approval by the FDA, even if granted for gavo-cel or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek approval of gavo-cel , and may seek approval of future product candidates using FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Financial Officer, our Chief Scientific Officer, our Chief Medical Officer, our Chief Technical Officer and our Chief People Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

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

As of November 2, 2021, we had 164 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

The trading price of our common stock is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

•
the timing and results of clinical trials of gavo-cel and any other product candidates and our ongoing, planned or any future preclinical studies, clinical trials or clinical development programs;
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of September 30, 2021, we have a total of 38,220,444 shares of common stock outstanding. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Plan and our 2018 Employee Stock Purchase Plan adopted in connection with the IPO will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We are considered a “smaller reporting company” under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million if or our annual revenues are $100 million or more, or until our public float exceeds $700 million if our annual revenues are less than $100 million.

Risks Related to Insider Control

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

As of November 2, 2021, our executive officers, directors, and 5% stockholders beneficially owned approximately 50% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. On July 31, 2020, we completed the sale of 9.2 million shares of stock in at a public offering price of $15.50 per share. We raised net cash proceeds of approximately $133.6 million from the offering. On January 22, 2021, we completed the sale of approximately 4.6 million shares of common stock in at a public offering price of $30.50 per share. We raised net cash proceeds of approximately $131.3 million from the offering. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $295.7 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since September 30, 2021, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Date:	November 10, 2021	TCR[2] Therapeutics Inc.

		By:	/s/ Mayur (Ian) Somaiya
Mayur (Ian) Somaiya
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)