Form 10-K
period 2021-12-31
TCR2 THERAPEUTICS INC.
filed 2022-03-22
CIK 1750019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021: $492,524,243

As of March 18, 2022, there were 38,546,345 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of TCR2 Therapeutics Inc. (the “Company,” “we,” “us” and “our”) contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements appear in a number of places in this Annual Report on Form 10-K and include, but are not limited to, statements about:

•
the timing of preclinical studies and clinical trials of gavo-cel, TC-510 and any other product candidates;
•
our need to raise additional funding before we can expect to generate any revenues from product sales;
•
our ability to submit our planned INDs, conduct successful clinical trials and obtain regulatory approval for gavo-cel, TC-510 or any other product candidates that we may identify or develop;
•
the ability of our TRuC-T cell platform to generate and advance additional product candidates;
•
our ability to establish an adequate safety, potency and purity profile for gavo-cel, TC-510 or any other product candidates that we may identify or develop;
•
our ability to manufacture gavo-cel, TC-510 or any other product candidate in conformity with our specifications and with the FDA’s requirements and to scale up manufacturing of our product candidates to commercial scale, if approved;
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

Item 1. Business

Overview

We are a clinical-stage cell therapy company developing a pipeline of novel T cell therapies for cancer patients suffering from solid tumors by powering the T cell receptor (TCR) with our proprietary, first-in-class TCR Fusion Construct T cells (TRuC-T cells). Designed to overcome the limitations of current cell therapy modalities, our TRuC-T cells specifically recognize and kill cancer cells by harnessing the entire TCR signaling complex, independent of human leukocyte antigens (HLA), which we believe is essential for T cell therapies to be effective in patients with solid tumors.

Our lead TRuC-T cell targeting mesothelin-expressing solid tumors is gavocabtagene autoleucel (gavo-cel, formerly TC-210). We are conducting our Phase 1/2 clinical trial for gavo-cel to treat patients with non-small cell lung cancer (NSCLC), ovarian cancer, malignant pleural/peritoneal mesothelioma or cholangiocarcinoma. We estimate the patient population for gavo-cel in the four indications which we are exploring in our clinical trial is up to 81,000 patients in the United States alone.

•
Based on the latest interim data readout from patients in dose escalation in our Phase 1/2 clinical trial as of the June 30, 2021 data cutoff, gavo-cel has demonstrated consistent clinical benefit, with 15 of 16 patients evaluable for efficacy experiencing tumor regression, clinical activity observed in all three mesothelin-expressing tumor types treated (i.e. mesothelioma, ovarian cancer and cholangiocarcinoma), and an 81% disease control rate (DCR).
•
We have observed a 31% Overall Response Rate (ORR) in patients infused with gavo-cel following lymphodepletion with four RECIST partial responses (PRs) (3 confirmed and 1 unconfirmed) by independent assessment, including the first ovarian cancer patient to ever achieve a PR with a single agent, engineered cell therapy and one mesothelioma patient achieving a complete metabolic response. Additionally, we observed our first PR by investigator assessment in a metastatic cholangiocarcinoma patient.
•
Based on our mesothelin cutoff screening protocol (confirmed positive mesothelin expression on ≥50% of tumor cells that are 2+ and/or 3+ by immunohistochemistry), 46% of patients screened have been eligible to be enrolled in our clinical trial.
•
A maximum tolerated dose (MTD) was declared by the Safety Review Team (SRT) after all three patients treated at dose level 5 (DL5: 5x108 cells/m2 following lymphodepletion) experienced Grade ≥3 CRS. Below DL5, gavo-cel exhibited a manageable safety profile with no patients experiencing on-target, off-tumor toxicities. In late December 2021, the SRT declared 1x108 cells/m2following lymphodepletion as the recommended Phase 2 dose (RP2D).
•
In October 2021, we announced a clinical trial collaboration agreement with Bristol Myers Squibb to evaluate gavo-cel in combination with Opdivo® (nivolumab) and Yervoy®(ipilimumab) in our planned Phase 2 clinical trial in treatment refractory mesothelin-expressing solid tumors.
•
We have received a Food and Drug Administration (FDA) Orphan Drug Designation for the treatment of mesothelioma and cholangiocarcinoma with gavo-cel and we plan to apply for FDA Fast Track designation for gavo-cel. We anticipate presenting the expanded and complete Phase 1 dataset in the first half of 2022, initiating the Phase 2 expansion cohort in the first half of 2022, and providing an initial update from at least one of the Phase 2 expansion cohorts of the ongoing gavo-cel Phase 1/2 clinical trial in the second half of 2022.

Our next most advanced program is TC-510, our first enhanced TRuC-T cell targeting mesothelin-expressing solid tumors which incorporates a PD-1:CD28 chimeric switch receptor. In our preclinical studies of TC-510, we have observed functional improvements over gavo-cel including enhanced signaling, increased proliferation, reduced exhaustion and improved in vivo efficacy against tumors with high PD-L1 expression. Based on these preclinical studies, we believe we can improve on the efficacy of gavo-cel in specific hostile solid tumor microenvironment settings and potentially expand into new solid tumor indications. The Company announced the submission of an Investigational New Drug (IND) to the FDA in the first quarter of 2022. We anticipate reporting initial safety, efficacy and translational data from at least one of the Phase 1 dose escalation cohorts of the TC-510 Phase 1/2 clinical trial in the second half of 2022

In addition to our lead clinical program, we are expanding our pipeline by utilizing our versatile platform to address some of the primary challenges to cell therapies such as the hostile and immunosuppressive tumor microenvironment. These include enhancements, such as: TC-510, our TRuC-T cell co-expressing a PD-1:CD28 chimeric switch receptor that converts inhibitory PD-1 signaling into positive costimulation and TC-520, our TRuC-T cell co-expressing IL-15 pathway enhancements to improve T cell persistence; dual targeting TRuC-T cells to combat tumor heterogeneity; and other accessories to combat the tumor microenvironment. We are also pursuing new targets such as CD70, GPC3 and Nectin-4 for which we believe TRuC-T cells offer advantages over existing therapeutic modalities. We continue to advance our allogeneic, or off-the-shelf, TRuC-T cell approaches to simplify manufacturing, reduce cost of therapy, and improve patient access. In January 2022, we announced a strategic research collaboration and non-exclusive license agreement with Arbor Biotechnologies focused on the further development of allogeneic TRuC-T cell therapies.

We expect that further updates from our emerging TRuC pipeline in 2022 will include the presentation of new preclinical data from autologous TRuC-T cells targeting novel antigens and enhancements, preclinical data from our lead allogeneic TRuC-T cell candidate in 2022 and the selection of a lead allogeneic TRuC-T cell candidate in 2022.

Our Strategy

Our goal is to cure certain cancers with our TRuC-T cell therapies. We intend to make a difference in the lives of patients by building a fully integrated cancer cell therapy company offering the first HLA-independent T cell therapy that works through activation of the full TCR. The key components of our strategy are:

•
Rapidly advance clinical development of our lead solid tumor programs to validate our TRuC platform. Our strategy for our TRuC platform includes the initial pursuit of validated immunotherapy targets, such as mesothelin, based on well-characterized disease models in an attempt to minimize target risk. We are treating patients with gavo-cel, our lead TRuC-T cell targeting mesothelin-expressing solid tumors, in the dose escalation portion of our Phase 1/2 clinical trial. We anticipate treating patients with TC-510, our first enhanced TRuC-T cell incorporating a PD-1:CD28 switch targeting patients with mesothelin-expressing solid tumors, in the dose escalation portion of our Phase 1/2 clinical trial in 2022. We believe promising clinical trial results in these initial programs could translate into broader therapeutic potential for our TRuC platform.

•
Exploit the versatility of our platform to broaden our pipeline. We are exploring new targets such as CD70, GPC3 and Nectin-4 for which we believe TRuC-T cells offer advantages compared to existing therapeutic modalities and are developing several additional enhancements such as the PD-1:CD28 switch receptor that may be incorporated into our future product candidates to overcome tumor defense mechanisms, including dual-antigen targeting TRuC-T cells to minimize the possibility of antigen escape and cancer relapse. We are also developing several strategies to counter the prominent immunosuppressive mechanisms in the tumor microenvironment, including interference with immune checkpoint pathways. Further, we are evaluating proprietary designs for allogeneic, or off-the-shelf, TRuC-T cells which will enable us to broaden access to patients.

•
Scale our manufacturing capacity to match our future product needs. We plan to develop our own manufacturing capabilities. We are currently manufacturing GMP-grade clinical lots for gavo-cel through third-party manufacturers. We have also established a manufacturing presence in the US by entering into agreements with ElevateBio BaseCamp, Inc. (ElevateBio), which provides us access to ElevateBio's centralized 140,000 square foot, world-class cell and gene therapy manufacturing facility based in Waltham, Massachusetts, and Alexandria Real Estate Equities, Inc., (ARE) for an 85,000 square foot state-of-the-art facility which is ready for Current Good Manufacturing Practice (cGMP) build-out in Rockville, Maryland. Our agreement with ElevateBio will support the manufacturing demand for the expansion portion of the gavo-cel Phase 1/2 clinical trial and enables utilization of our own equipment in close proximity to our U.S. headquarters in Cambridge, Massachusetts. The ARE agreement will allow us to build a manufacturing center of excellence which will support clinical and commercial production of gavo-cel with capacity to treat several thousand cancer patients annually while expanding our capacity to supply future clinical trials. We can also apply our learnings from ElevateBio towards our Rockville manufacturing center of excellence facility, and multiple suppliers will diversify and help to solidify our clinical trial manufacturing capacity.

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

Our Pipeline

The versatility of our platform is highlighted by our lead program and multiple approaches in development. We have generated a broad pipeline with assets that focus on solid tumors. Our product candidates are listed in the figure below.

Target	Indication(s)	Program	Enhancement / Combo	Discovery	Lead Optimization	IND Enabling	Phase 1/2	Phase 2/3
Oncology								
Autologous								
MSLN	Ovarian cancer, NSCLC, MPM, Cholangiocarcinoma	gavo-cel						
MSLN	Ovarian cancer, NSCLC, MPM, Cholangiocarcinoma	gavo-cel	Checkpoint inhibitor					
MSLN	Solid tumors	TC-510	PD-1 switch					
CD70	Renal cell carcinoma	TC-520	IL-15					
GPC3	Solid tumors							
Nectin-4	Solid tumors							
Allogeneic								
MSLN	Solid tumors	gavo-cel	IL-15 / PD-1 switch					
CD70	Renal cell carcinoma	TC-520	IL-15 / PD-1 switch					
Autoimmune								
HLA-A*02	Solid organ transplant / GvHD

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

Our Novel T-Cell Receptor Fusion Construct (TRuC) Platform

We are pioneering the development of a novel, transformative T cell engineering platform which, based on its design and our preclinical and clinical studies, we believe has the potential to address the shortcomings of CAR-T cells and TCR-T cells and is fundamentally different from these existing approaches. Research over more than two decades has shown that each of the TCR subunits makes distinct contributions to the activation and regulation of T cells and the sum of the TCR subunits is required to optimally activate and control the function of T cells. We believe that engaging the entire TCR signaling complex is required to fully realize the potential of T cells in their fight against cancer.

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

The figure below describes the natural HLA-restricted TCR complex as compared to the HLA-independent TRuC TCR.

Our platform enables the design of TRuC-T cells with a number of potential advantages, as described in the table below:

ATTRIBUTES	FEATURES	MECHANISMS	DESIRED PATIENT OUTCOME
Optimized Signaling	TRuC construct integrates into and utilizes the full signaling capacity of the natural TCR	• Naturally controlled T cell responses through TCR regulatory motifs	• Produce a more powerful, well-controlled anti-tumor T cell response
		• Avoids cytokine overproduction	• Lower risk of adverse events
• No requirement for built-in costimulatory domain
Solid Tumor Efficacy	Potent elimination of solid tumors with functional persistence	• Efficient solid tumor penetration and retention	• Overcomes restricted T cell migration in solid tumors
		• Favorable metabolic profile promotes T cell fitness	• Long-term persistence to achieve durable responses
• Promotion of memory T cell phenotype
Versatile Targeting	Reprogramming of the TCR by antibody-based binder recognition of tumor antigens	• HLA-independent tumor antigen recognition through the full TCR	• Avoids HLA downregulation as a mechanism of escape/relapse
		• Ability to attack tumors based on the recognition of two different antigens	• Improved response rates in tumors with heterogeneous target antigen expression
	Dual targeting	• Screening of diverse binder pools yields TRuC-T cells with optimal properties
• Reduced risk of relapse due to antigen escape
	Broad range of available binder formats allows identification of optimized TRuC for each target	• Binder formats include, but are not limited to, single-chain variable fragments, single-domain antibodies and receptors	• TRuC optimization leads to increased likelihood of clinical activity

Our goal is to improve upon the efficacy and safety of T-cell therapies by enhancing trafficking of T cells into tumors, tumor antigen targeting, the ability to withstand the tumor microenvironment, long-lasting T-cell persistence, and a controlled anti-tumor response. In our preclinical studies, TRuC-T cells have shown improvements in each of these key characteristics compared to CAR-T cells, including those we have engineered with the same binders. Importantly, in our gavo-cel Phase 1 dose escalation, we have demonstrated proof-of-concept and benefit for patients in all three treated indications.

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

We are expanding our core format with a series of next-generation enhancements that may further improve clinical outcomes. These fall into four broad categories:

•
First, we are developing several strategies to counter the immunosuppressive microenvironment of solid tumors including mechanisms to block a key cancer defense known as the PD-1 pathway, which can inhibit anti-tumor responses by T cells.
•
Second, we are evaluating proprietary designs for allogeneic or off-the-shelf TRuC-T cells, aiming to give patients faster access to and reduce the costs of TRuC-T cell therapies.
•
Third, we are developing TRuC formats that target two antigens, known as dual TRuC-T cells, which could improve tumor response in patients by preventing potential antigen escape.
•
Finally, the versatility of the TRuC platform allows us to target other tumor-associated antigens and add enhancements like the PD-1:CD28 chimeric switch receptor and secreted or membrane bound IL-15 to expand the reach of TRuC-T cell therapies to more solid tumor indications.

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

In dose escalation in our Phase 1/2 clinical trial, gavo-cel has demonstrated consistent clinical benefit, with all but one patient experiencing tumor regression, resulting in an 81% DCR. Four patients have achieved a confirmed PR by RECISTv1.1 criteria (ORR 25%), including three patients with mesothelioma and the first patient with ovarian cancer to ever achieve a PR with an engineered cell therapy given intravenously as a single agent. In December 2021, the SRT declared the recommended Phase 2 dose (RP2D) as 1x108 cells/m2 following lymphodepletion.

In October 2021, we announced a clinical trial collaboration agreement with Bristol Myers Squibb to evaluate gavo-cel in combination with Opdivo®(nivolumab) and Yervoy® (ipilimumab) in our planned Phase 2 clinical trial in treatment refractory mesothelin-expressing solid tumors. We have received an FDA Orphan Drug Designation for the treatment of mesothelioma and cholangiocarcinoma with gavo-cel and we plan to apply for FDA Fast Track designation for gavo-cel. We anticipate presenting the expanded and complete Phase 1 dataset in the first half of 2022, initiating the Phase 2 expansion cohort in the first half of 2022, and providing an initial update from at least one of the Phase 2 expansion cohorts of the ongoing gavo-cel Phase 1/2 clinical trial in the second half of 2022.

Design of the gavo-cel TRuC Construct

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

Gavo-cel Market Opportunity

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

NSCLC Background

NSCLC remains the leading cause of cancer-related mortality worldwide, accounting for approximately 18% of all cancer deaths. There are an estimated 235,760 new cases in the United States annually with an estimated 62,600 (27%) expressing mesothelin on the cell surface.

Patients with metastatic NSCLC have a poor prognosis with a median survival of approximately 26-months and a five-year survival rate of approximately 16% to 32%. While recent advances with checkpoint inhibitors have demonstrated promising results, the majority of patients treated with these agents do not derive a long-term benefit. Notably, no standard of care is available for patients failing to respond or relapsing after checkpoint inhibitor therapy, a segment of the NSCLC market which is expected to grow in size as the use of immune checkpoint inhibitors increases in first- and second-line settings.

Ovarian Cancer Background

Epithelial ovarian cancer comprises approximately 90% of all ovarian malignancies. Approximately 21,000 patients in the United States are estimated to be diagnosed with ovarian cancer in 2021 with an estimated 12,400 cases expressing mesothelin on the cell surface.

Taxane and platinum-based combinations have been the backbone of ovarian cancer treatment for the past 20 years, despite having very low efficacy rates (below 15%) in patients with advanced forms of the disease. The majority of patients progressing after platinum retreatment have the options of three approved PARP inhibitors, expanding treatment options. Relapsed, recurrent ovarian cancer remains incurable with an estimated 13,770 deaths from ovarian cancer in 2021 in the United States alone.

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

Malignant pleural mesothelioma is the most common form of mesothelioma, accounting for an estimated 84% of cases. Asbestos exposure causes approximately 80% of malignant pleural mesothelioma cases. There are an estimated 2,600 new cases per year of malignant mesothelioma in the United States of which an estimated 1,800 express mesothelin on the cell surface.

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

Cholangiocarcinoma Background

Cholangiocarcinoma is a form of cancer that is composed of mutated epithelial cells that originate in the bile ducts. There are an estimated 8,000 new cholangiocarcinoma cases in the United States per year with about 50% expressing mesothelin on the cell surface. Most patients with cholangiocarcinoma have advanced-stage disease at presentation, for which the available standard-of-care chemotherapy (gemcitabine and cisplatin) renders a median overall survival of less than one year. In 2020, the FDA approved pemigatinib for the treatment of unresectable locally advanced or metastatic cholangiocarcinoma with a fibroblast growth factor receptor 2 (FGFR2) fusion or other rearrangement, however this treatment addresses only 10-16% of patients. Multiple products, including checkpoint inhibitors and others, are being tested in clinical trials, but cholangiocarcinoma remains an unmet medical need. Cholangiocarcinoma causes over 7,000 deaths per year in the United States alone.

In 2021, we received an FDA Orphan Drug Designation for gavo-cel’s treatment of cholangiocarcinoma. In addition, we plan to apply for FDA Fast Track, FDA Breakthrough Therapy and additional Orphan Drug Designations, as well as Accelerated Approvals, where applicable.

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

Our Phase 1/2 clinical trial consists of two parts:

•
In the Phase 1 portion of the clinical trial, patients receive gavo-cel at four dose levels with or without lymphodepleting chemotherapy to determine the recommended Phase 2 dose (RP2D). At each dose level, gavo-cel T cells are first given without lymphodepletion to one patient and, if deemed safe, given to the subsequent three patients following lymphodepleting chemotherapy.

•
The objective of the Phase 2 portion of the clinical trial, in addition to further characterizing the safety profile of gavo-cel, is to evaluate the efficacy of gavo-cel in mesothelin-expressing cancers as assessed by overall response rate (ORR) according to standard Response Evaluation Criteria In Solid Tumors (RECIST) v1.1 criteria (ORR: complete response + partial response). Secondary endpoints include time to response, duration of response, progression free survival and overall survival. Approximately 50 patients plan to receive gavo-cel at the RP2D schedule and will be stratified according to their cancer diagnosis in four groups: NSCLC, ovarian cancer, malignant pleural/peritoneal mesothelioma and cholangiocarcinoma. A total of ten patients per indication plan to be infused with gavo-cel T cells, except in the NSCLC cohort where 20 patients will be treated, including eight receiving gavo-cel as single agent and 12 receiving gavo-cel in combination with the PD-1 blocking antibody.

Clinical findings

On September 17, 2021, we announced positive interim data from the ongoing Phase 1 portion of the gavo-cel Phase 1/2 clinical trial for mesothelin-expressing solid tumors. As of the June 30, 2021 data cutoff, four PRs according to RECIST 1.1 criteria have been recorded among the first 16 evaluable patients treated on study in dose escalation. Furthermore, our first patient with metastatic cholangiocarcinoma treated with gavo-cel also achieved a PR according to the investigator assessment. Gavo-cel was administered up to dose level 5 (DL5) (5x108/m2 following lymphodepletion).

Two dose limiting toxicities (DLTs) were reported: at DL1, one Grade 3 pneumonitis that resolved with supportive measures, which permitted the continuation of dose escalation, and at DL5, one Grade 5 bronchoalveolar hemorrhage along with the development of severe CRS in all 3 patients treated at this dose level. Following the DLT at DL5, one patient had received gavo-cel at 3x108/m2 after lymphodepletion using a split dosing approach to refine the identification of the RP2D and an additional patient was treated at DL3 (1x108/m2 following lymphodepletion). In both cases gavo-cel was well tolerated with only Grade 1 non-hematological toxicities being reported. Since then, five additional patients were treated at 3x108/m2 after lymphodepletion and subsequently, in late December 2021, the SRT declared DL3 as the RP2D.

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

Summary of trial conduct, baseline characteristics and gavo-cel dose:

•
Screening: Forty-six percent of patients met the mesothelin expression cut-off as defined per protocol.

•
Patient Characteristics: 17 patients received gavo-cel including 12 with mesothelioma, 4 with ovarian cancer and 1 with cholangiocarcinoma with a median age of 57 years (range, 31-84 years). The median number of prior therapies was 5 (range, 1-9), including immune checkpoint inhibitor therapy (n=11) and anti-mesothelin therapies (n=5).

•
Gavo-cel Dose: The eight patients disclosed to date have received gavo-cel at the following dose level (DL):

o
DL 0: 5x107 cells/m2 without lymphodepletion – 1 mesothelioma
o
DL 1: 5x107 cells/m2 following lymphodepletion – 5 mesothelioma and 1 ovarian cancer
o
DL 2: 1x108 cells/m2 without lymphodepletion – 1 mesothelioma

o
DL3: 1x108 cells/m2 following lymphodepletion – 1 mesothelioma patient, 1 cholangiocarcinoma patient, and 3 ovarian cancer patients
o
DL4: 5x108 cells/m2 without lymphodepletion – 1 mesothelioma patient
o
DL5: 5x108 cells/m2 following lymphodepletion – 3 mesothelioma patients

Key clinical findings from the first seventeen patients treated with gavo-cel:

•
Safety: gavo-cel was generally well tolerated with a manageable adverse event profile up until DL5, with no patients experiencing on-target, off-tumor toxicities. Two DLTs were observed: one case of Grade 3 pneumonitis at DL1 that resolved with anti-cytokine therapy, and one case of Grade 5 bronchoalveolar hemorrhage at DL5. Furthermore, all three patients treated at DL5 experienced Grade ≥3 CRS which resulted in 5x108 cells/m2 following lymphodepletion being declared the MTD.

•
Clinical Activity: 16 patients were evaluable for response. Tumor regression was observed in 15 (94%) patients with a DCR (CR+PR+SD lasting at least 3 months) of 81%. Six patients achieved partial responses (PRs) by target lesion assessment, four of whom (3 with mesothelioma and 1 with ovarian cancer) achieved a PR according to RECISTv1.1 criteria. The ORR by RECISTv1.1 criteria among patients infused with gavo-cel was 25% by independent review assessment (31% for patients receiving gavo-cel following lymphodepletion), including one patient who achieved a complete metabolic response, and 31% by investigator assessment (38% for patients receiving gavo-cel following lymphodepletion), which included a PR in a patient with metastatic cholangiocarcinoma.

•
Translational Data: Peak gavo-cel expansion (Cmax) increased when gavo-cel was administered following lymphodepletion in a dose dependent fashion. Cytokine elevations post-gavo-cel infusion were observed in all evaluable patients, which is indicative of mesothelin target engagement.

TC-510: Our First TRuC-T Cell Enhanced with a PD-1:CD28 Chimeric Switch Receptor Targeting Mesothelin Positive Solid Tumors

We are also developing TC-510, a mesothelin-targeted TRuC-T cell that co-expresses a PD-1:CD28 chimeric switch receptor to provide a local costimulatory signal in the hostile tumor microenvironment. In our preclinical studies of TC-510, the co-expression of the PD-1:CD28 switch receptor enhanced TCR downstream signaling, increased proliferation, reduced exhaustion and improved in vivo efficacy against tumors with high PD-L1 expression. Based on these studies, we believe the TC-510 can improve on the efficacy of gavo-cel in a PD-L1 rich hostile solid tumor microenvironment and potentially expand into new solid tumor indications. The Company announced the submission of an IND to the FDA in the first quarter of 2022. We anticipate reporting initial safety, efficacy and translational data from at least one of the Phase 1 dose escalation cohorts of the TC-510 Phase 1/2 clinical trial in the second half of 2022.

Design of TC-510

TC-510 cells express two transgenes: the mesothelin-specific TRuC construct used in TC-210 and a chimeric PD-1:CD28 switch receptor. Both proteins are encoded by a single genetic construct. As described for TC-210, a humanized single-domain antibody that specifically binds to mesothelin is tethered to the human CD3ε subunit via a flexible linker to form the mesothelin-targeting TRuC construct, as shown below. The PD-1:CD28 switch receptor is constructed by fusing the cytoplasmic signaling domain of CD28 to the extracellular domain of PD-1. We use a lentiviral vector to transfer the genetic information for the transgenes into a patient’s own T cells. Once in the T cell, the TRuC protein is expressed and integrated into the endogenous TCR. There, it redirects the TRuC-T cells to recognize mesothelin-positive tumor cells and eliminate mesothelin-positive tumors. The PD-1:CD28 switch receptor is co-expressed on the cell surface to engage with PD-L1 expressed in tumor microenvironment thereby co-activating the TRuC-T cells. We believe that TC-510’s unique way of engaging and powering T cells by providing local co-stimulation of T cells reduces TRuC cell exhaustion and improves persistence resulting in enhanced clinical outcomes for patients. The following figure illustrates the design of TC-510.

Summary of our Preclinical Data on TC-510

Our preclinical data support our hypothesis that TC-510 could have potent anti-tumor activity and improve clinical efficacy for patients compared to gavo-cel allowing expansion into additional solid tumor indications beyond gavo-cel’s initial cancer targets. TC-510 showed functional improvements in preclinical models where we compared the T cell signaling, cytokine production and anti-tumor activity of TC-510 with gavo-cel and gavo-cel with a mutationally inactivated CD28 signaling domain of the switch to eliminate the costimulatory function of the switch receptor, which we engineered with the same mesothelin binder as TC-510. In our preclinical studies of TC-510, we observed the following results:

•
Enhanced early TCR downstream signaling;
•
Significantly increased cell proliferation;
•
Prevented exhaustion upon repeated antigen stimulation; and
•
Enhanced efficacy of gavo-cel against PD-L1 overexpressing solid tumors.

TC-510 Cleared Tumors with High PD-L1 Expression in MSTO Mouse Model More Efficiently

We compared the anti-tumor activity of TC-510 with that of gavo-cel and gavo-cel with a mutationally inactivated CD28 signaling domain of the switch to eliminate the costimulatory function of the switch receptor in a MSTO-M/PDL1 model expressing high mesothelin and PD-L1. In order to make the tumor model more challenging, tumors were allowed to grow to a large size prior to treatment. Under these conditions, mice were treated with similar numbers of either unmodified T cells, TC-510, gavo-cel, or gavo-cel engineered with a mutationally inactivated CD28 signaling domain of the PD-1:CD28 switch receptor, in each case bearing an identical mesothelin-binding domain. As shown below, treatment with gavo-cel and gavo-cel with the CD28 mutated switch failed to control tumor growth, whereas TC-510 achieved deep tumor regressions in all treated animals, further confirming the importance of the CD28 signaling to TC-510’s function.

Broadening our Core TRuC-T Cell Platform with a Series of Next-Generation Enhancements

We have developed a novel, transformative platform to address the limitations of existing T cell therapies. Our TRuC-T cell platform is designed to deliver the first HLA-independent TCR-T cell therapies to a broader population of patients with solid tumors. Our approach is to fuse a cancer antigen recognition domain directly to a subunit of the TCR, which becomes fully integrated into the natural complex. This has the effect of activating the entire TCR to produce a more powerful, yet controlled T cell response to cancer.

We are focused on continued innovation to broaden our platform through internal research and collaboration with leading academic laboratories and industry partners in the field of T-cell immunology, cell therapy, gene editing, and process development. These innovations fall into three broad categories:

Enhancements

We are developing enhancements that further combat the immunosuppressive solid tumor microenvironment, including mechanisms designed to block a key cancer defense known as the PD-1/PD-L1 pathway. Our lead enhanced TRuC is TC-510, our mesothelin targeting TRuC-T cell co-expressing a PD-1:CD28 switch receptor. This switch receptor acts as a cell-intrinsic mechanism to overcome PD-L1/PD-L2 mediated immunosuppression. In our preclinical studies, upon repeated antigen stimulation, co-expression of the switch receptor in mesothelin-targeting T cells enhanced TCR signaling, prevented PD-L1-mediated functional T-cell inhibition, significantly increased proliferation and augmented the production of growth and effector cytokines. We anticipate an IND filing for the TC-510 program targeting mesothelin in the first half of 2022.

Our next most advanced enhanced TRuC is TC-520, our fratricide resistant CD70 targeting TRuC-T cell co-expressing an IL-15 enhancement. In our preclinical studies, we have shown that an IL-15 enhancement can further improve the preclinical efficacy of our CD70 targeting TRuC-T cells due to IL-15 effectively improving the expansion, persistence and durable efficacy. Additionally, we have also developed dual TRuCs that target two antigens, to combat heterogeneity and antigen escape in solid tumors.

Allogeneic TRuC-T Cells

We are evaluating proprietary designs for off-the-shelf TRuC-T cells, aiming to give patients faster access to and reduce the costs of TRuC-T cell therapies. In our preclinical studies, we have demonstrated that utilizing our TRuC platform and employing CRISPR endonucleases yielded fully functional TRuC-T cells that lack alloreactivity and upregulated activation markers, secreted cytokines and killed tumors cells in an antigen-specific manner. In January 2022, we announced a strategic research collaboration and non-exclusive license agreement with Arbor Biotechnologies to leverage their proprietary CRISPR gene-editing technology. This collaboration is focused on the further development of a defined set of allogeneic TRuC-T cell therapies. We anticipate presenting preclinical data from our allogeneic TRuC program and selecting a lead allogeneic candidate in 2022.

Novel Targets

Due to the TRuC platform’s potential versatility, we believe that we have the capability to target many different cancer antigens. We are focused on the discovery and validation of novel targets to broaden the reach of TRuC-T cells in solid tumors. We plan to report preclinical data from TRuC-T cells targeting novel antigens and enhancements in 2022.

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

TRuC-T Cell Manufacturing Strategy

We are devoting extensive resources in process development and manufacturing to optimize the reliability of our product candidates and reduce manufacturing costs and vein-to-vein time. This investment will ensure that our manufacturing and delivery process will have utility across all the product candidates in our pipeline.

The generation of a genetically-modified autologous T cell therapy such as TRuC-T cells involves several integrated and complex steps, including the collection of T cells through leukapheresis, cryopreservation, manufacture of the transfer vector under cGMP conditions, ex vivo selection, activation, transduction, and expansion of the TRuC-T cells, ultimately leading to infusion of TRuC-T cells into patients. The technical, logistical, and regulatory challenges associated with the virus and cell manufacturing processes are significant. We plan to simplify the manufacturing process through the implementation of automated technologies and the development of scalable processes aimed at reducing the cost of goods.

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

In November 2020, we contracted with ElevateBio, LLC, to leverage the extensive technical capabilities at ElevateBio BaseCamp, a world-class cell and gene therapy manufacturing facility based in Waltham, MA. ElevateBio BaseCamp was established as a center of innovation dedicated to cell and gene therapy research and development, process development and cGMP manufacturing operations, using state-of-the-art facilities designed to rapidly develop single and multi-product cell and gene therapies, regenerative medicine and immunotherapies. The BaseCamp partnership enables us to utilize our own equipment in close proximity to our U.S. headquarters in Cambridge, MA and establish additional manufacturing capacity and technical capabilities in the U.S. and will support the Phase 2 expansion portion of the gavo-cel Phase 1/2 clinical trial once a recommended Phase 2 dose is defined. Additionally, we intend to apply our learnings from ElevateBio towards our own future commercial manufacturing.

In March 2021, we signed a long-term, full-building lease with ARE for an existing 85,000 square foot, state-of-the-art cell therapy manufacturing facility in Rockville, Maryland which is ready for cGMP build-out. The site will serve as our manufacturing center of excellence and will support clinical and commercial production of gavo-cel with a capacity to treat several thousand cancer patients annually through the utilization of semi-automated and functionally closed systems which aim to provide cGMP manufacturing while optimizing the reliability of our cell therapy products, while reducing manufacturing costs and vein-to-vein time. The facility is expected to support our commercial-scale manufacturing timelines with production anticipated in 2023 and the flexible layout will allow production of gavo-cel and other emerging cell therapies in our pipeline.

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

Many of the patent applications that we own or in-license, including our trademark filings, are still in the early stages of prosecution and no claims have been issued yet, with the exception of nine issued U.S. patents and 12 issued foreign patents as of March 1, 2022. Examination of many of the patent applications that we own has not yet commenced, because they are either provisional applications or Patent Cooperation Treaty (PCT) applications that are not examined. We will need to decide whether and where to pursue protection for the inventions disclosed in these provisional and PCT applications before applicable statutory deadlines, our applications will only be examined in jurisdictions where we elect to pursue protection, and we will only have the opportunity to attempt to obtain patents in such jurisdictions where we elect to pursue protection. We are seeking protection across a range of commercially important territories, including (but not limited to) countries in North America, Europe, and Asia. As of March 1, 2022, our patent portfolio includes nine issued U.S. patents, at least 24 pending U.S. provisional or nonprovisional patent applications, at least 12 pending Patent Cooperation Treaty (PCT) international applications, 12 issued foreign patents, and at least 120 pending foreign patent applications, which patent applications we own or in-license. The claims of these patent applications are directed toward various aspects of our product candidates and research programs including compositions of matter, methods of use, and processes. These owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2036 through 2043, in each case without taking into account any possible patent term adjustments or extensions.

As of March 1, 2022, our patent portfolio includes multiple patents and patent applications with claims directed to gavo-cel, including compositions of matter, manufacturing methods, manufacturing precursors or uses thereof, of which there are (i) six issued U.S. patents, at least seven pending U.S. provisional or U.S. nonprovisional patent applications, at least one pending PCT international application, 10 issued foreign patents, and at least 41 pending foreign patent applications which we own and (ii) one U.S. patent, at least one pending U.S. nonprovisional patent application, and at least 12 pending foreign patent applications for which we have a nonexclusive license from Harpoon Therapeutics, Inc. (Harpoon). These owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2036 through 2042, in each case without taking into account any possible patent term adjustment or extensions.

As of March 1, 2022, our patent portfolio includes multiple patents and patent applications with claims directed to TC-510, including compositions of matter, manufacturing methods, manufacturing precursors or uses thereof, of which there are (i) four issued U.S. patents, at least two pending U.S. provisional or U.S. nonprovisional patent applications, six issued foreign patents, and at least 25 pending foreign patent applications which we own; (ii) one U.S. patent, at least one pending U.S. nonprovisional patent application, and at least 12 pending foreign patent applications for which we have a nonexclusive license from Harpoon Therapeutics, Inc. (Harpoon) and (iii) one U.S. patent, at least one pending U.S. nonprovisional patent application, and had an non-exclusive license to at least four pending foreign patent applications for which we have a exclusive license from Drs. Stefan Endres and Sebastian Kobold at the Klinikum der Universität München (the PD-1 Switch License). Pursuant to the PD-1 Switch License we have an exclusive, world-wide, royalty free, sublicensable license to research, develop, make, use, sell, commercialize or otherwise exploit products that include a construct with a PD-1 extracellular domain with intracellular CD28 co-stimulatory domain (the PD-1 Switch). We incorporated the PD-1 Switch into TC-510. As consideration for the PD-1 Switch License, we issued equity the Inventors equity and have a greed to certain technology access fees and patent and development milestone payments. These owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2036 through 2038, in each case without taking into account any possible patent term adjustment or extensions.

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

The market opportunity in oncology has led to a number of collaborations GlaxoSmithKline plc (GlaxoSmithKline)/Adaptimmune Therapeutics PLC (Adaptimmune), Janssen Biotech, Inc. (Janssen)/ Nanjing Legend Pharmaceutical & Chemical Co., Ltd (Legend), bluebird bio, Inc. (bluebird)/ Regeneron Pharmaceuticals Inc. (Regeneron) and bluebird/Gritstone Oncology, Inc.) and major acquisitions (Gilead Sciences, Inc. (Gilead)/Kite Pharma Inc. (Kite), Bristol Myers Squibb Co (BMS)/Celgene Corporation (Celgene)/Juno Therapeutics, Inc. (Juno), Takeda Pharmaceutical Company Limited (Takeda)/GammaDelta Therapeutics Limited (GammaDelta)) among companies focused on cellular cancer therapies. If this trend continues, which we expect, we could see further consolidation of technical expertise and human capital. This potentially provides a partnership opportunity for us but could also make it more challenging for us to acquire complementary technology or products and recruit and retain qualified scientific and management personnel. In addition, this competition could impact our ability to recruit clinical trial sites and patients in a timely manner for our clinical trials. Larger companies with greater financial flexibility and global reach may be able to obtain regulatory approvals and gain widespread market acceptance before us, which could impact our commercial launch and could make our products obsolete or non-competitive.

We are developing one of our lead product candidates, gavo-cel, in combination with an immune checkpoint inhibitor for the treatment of NSCLC. Others are evaluating these immune checkpoint inhibitor approaches in combination with CAR-T cells and TCR-T cells to enhance efficacy in the treatment of solid tumors. We therefore could experience significant direct competition from this type of combination immunotherapy. We may also face substantial competition in the future from other immunotherapies, if their use alone or in combination demonstrates a significant improvement in efficacy. Development of more effective small molecules, antibody-based approaches, cancer vaccines, oncolytic viruses and other products could lead to them preferentially being used as first- or second-line treatments, which would reduce the opportunity for our product candidates.

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

Competition for Our Product Candidates Targeting Mesothelin-Expressing Solid Tumors

The overexpression of mesothelin by numerous solid tumors, combined with its low expression on mesothelial cells lining the pleura, peritoneum, and pericardium, has led to a number of different mesothelin-targeting agents being tested in Phase 1/2 trials. These approaches include novel antibody therapeutics, such as unconjugated monoclonal antibodies, antibody-drug conjugates, bispecific antibodies as well as vaccines. Antibody-based approaches are being pursued by Amgen Inc., Bayer AG, Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd, Harpoon Therapeutics, Inc., Morphotek, Inc., Selecta Biosciences, Inc., and Novimmune SA among others. Antibody-based agents in development have been limited to date by immunogenicity, poor tumor penetration and dose-limiting toxicities associated with the therapy. Adaptimmune Therapeutics PLC, Atara Biotherapeutics, Inc., CARISMA Therapeutics Inc., Gracell Biotechnology Inc., Kiromic Biopharma, Inc., Legend Biotech Corp, Memorial Sloan Kettering Cancer Center, the National Institutes of Health Clinical Center, Maxcyte, Inc., Refuge Biotechnologies, Inc., Takeda Pharmaceutical Co. Ltd., Tmunity Therapeutics, Inc., and several Chinese academic institutions are developing anti-mesothelin cell therapies.

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

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA). The BPCIA established a regulatory scheme authorizing the FDA to license biosimilars and interchangeable biosimilars. The FDA has licensed several biosimilar products for use in the United States. The FDA has issued several guidance documents outlining an approach to review and licensing of biosimilars. Additional guidance is expected to be proposed and finalized by the FDA in the near term.

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
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
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

Other legislative changes have been proposed and adopted since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•
On January 2, 2013, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Both the Biden Administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

If a medicine is selected for the PRIME scheme, EMA:

•
appoints a rapporteur from the Committee for Medicinal Products for Human Use (CHMP) or from the Committee for Advanced Therapies (CAT) to provide continuous support and to build up knowledge of the medicine in advance of the filing of a marketing authorization application;
•
issues guidance on the applicant’s overall development plan and regulatory strategy;
•
organizes a kick-off meeting with the rapporteur and experts from relevant EMA committees and working groups;

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

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (which comprises the 27 Member States of the European Union, together with Norway, Iceland and Liechtenstein). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, ATMPs and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For those products for which the use of the centralized procedure is not mandatory, applicants may elect to use the centralized procedure where either the product contains a new active substance indicated for the treatment of other diseases or where the applicant can show that the product constitutes a significant therapeutic, scientific or technical innovation for which a centralized process is in the interest of patients at a European Union level. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

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

Human Capital

At TCR2, passion is our primary identity. It is at the center of who we are and who we hire. Our employees are passionate about the possibility of curing cancer, are our most important asset, and the key to our success. We treat employees with respect, foster an innovative and supportive culture, and continually invest in their growth and development.

As of March 1, 2022, we had 137 full-time employees, of which 32 of our employees have Ph.D. or M.D. degrees and 118 of our employees are engaged in research and development activities. Our headcount grew by 31% in 2021.

Diversity and Inclusion

TCR2 is committed to a culture of diversity, inclusion and belonging. This commitment is reflected in our corporate goals and underpins our social, cultural, and philanthropic initiatives. We focus on diverse recruiting strategies and partner with external organizations that develop and supply diverse talent. In 2021, 77% of our new hires came from underrepresented categories (defined as women, ethnic minorities, LGBTQ+, those with disabilities, and veterans). As of March 1, 2022, approximately 58% of the Company's workforce was female and 46% of the Company's employees in managerial roles were female. In 2021, 59% of promotions were female. As of March 1, 2022, racial and ethnic minorities represented approximately 34% of the Company's workforce, of which 24% of our employees in managerial roles were minorities. In 2021, 41% of promotions were racial and ethnic minorities.

Our active, employee-led Culture Committee focuses on celebrating and supporting our inclusive community. Events, education and awareness campaigns encourage active listening and open and passionate dialogues among our employees and reinforces that we all play a role in prioritizing diversity, inclusion and belonging. All employees are encouraged to get involved in the Culture Committee and participate in regular programming.

Retention, Training and Development

The development, attraction and retention of our employees is a critical success factor for TCR2 and is reflected in our corporate goals. We cultivate a culture of learning and offer formal and informal training and development opportunities for employees at all levels. These programs include Insights Discovery® training, delivered with a custom curriculum designed to match our five core competencies: Team Work, Emotional Intelligence, Technical Expertise, Leadership, and Results Orientation. We take special care to ensure our managers are well-trained. Programming for managers includes a monthly thematic meet-up as well as our 3-month Manager Essentials Course. We actively promote from within and continue to fill our team with strong and experienced management talent.

We measure engagement through routine employee surveys and keep the lines of communication open through monthly all-Company meetings, weekly office hours with the TCR2 People Team, and manager one-on-ones. Overall attrition was down 17% in 2021 (from 22% to 18%).

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

To encourage our employees to think like owners and share in the Company’s success, all employees are granted stock options, certain employees are granted restricted stock units and all employees can elect to participate in our employee stock purchase plan. All full-time employees are eligible for health insurance, paid and unpaid leaves including paid parental leave, retirement plan with an employer contribution match, life and disability/accident coverage, parking or commuter assistance, dependent care accounts, an employee assistance program providing mental health, wellness support, legal and financial health resources, and access to free and convenient COVID-19 testing.

We celebrate successes through our STAR Recognition Program as well as kudos posted to our internal newsfeed, employee events, and employee meet-ups multiple times per month (now virtual).

Social Responsibility

At TCR², we are very active in giving back to our local and patient communities. TCR² Cares is an initiative established by employees in 2017 that focuses on giving back to our community in ways that connect to our corporate goal of curing cancer. Fundraising and volunteer programs support cancer-related charities and those involved in educating children and young adults about science, especially those from underserved communities.

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

We cannot be certain that our preclinical studies and clinical trial results will be sufficient to support regulatory approval of our product candidates. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Failure or delay can occur at any time during the clinical trial process.

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

In addition, because we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidate, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential, or may need to divert resources to other programs. For example, in October 2021, in alignment with our pipeline prioritization on solid tumors, we deprioritized the development of TC-110, a product candidate in a Phase 1 clinical trial. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or limit the opportunities we are able to pursue. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

In the Phase 1 dose escalation portion of our Phase 1/2 clinical trial, gavo-cel was generally well tolerated with a manageable adverse event profile up until dose level (DL) 5, with no patients experiencing on-target, off-tumor toxicities. Two dose limiting toxicities (DLTs) were observed: one case of Grade 3 pneumonitis at DL1 that resolved with anti-cytokine therapy, and one case of Grade 5 bronchoalveolar hemorrhage at DL5. Furthermore, all three patients treated at DL5 experienced Grade ≥3 CRS which resulted in 5x108 cells/m2 following lymphodepletion being declared the maximum tolerated dose (MTD) by the safety review team (SRT). While our data in the Phase 1/2 clinical trial has been positive with a manageable safety profile, these results may not be repeated or observed in future cohorts of patients treated in the currently ongoing clinical trial or in future clinical trials and may not be predictive of the results of later-stage clinical trials.

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

Since the number of patients that we plan to dose in our Phase 1/2 clinical trial for gavo-cel is small, the results from this clinical trial, once completed, may be less reliable than results achieved in a larger clinical trial, which may hinder our efforts to obtain regulatory approval.

The number of patients we plan to treat in our clinical trial for gavo-cel is small and the results from this clinical trial, once completed, may be less reliable that results achieved in larger clinical trials. For example, in the Phase 1 portion of our Phase 1/2 clinical trial of gavo-cel, we plan to evaluate the safety profile of gavo-cel and establish the recommended Phase 2 dose. In Phase 2, we intend to treat approximately 50 patients with non-small cell lung cancer (NSCLC), ovarian cancer, malignant pleural/peritoneal mesothelioma and cholangiocarcinoma. The preliminary results of clinical trials with smaller sample sizes, such as our Phase 1/2 clinical trial of gavo-cel, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of gavo-cel, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trial.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including impacts that have resulted or may result from the ongoing COVID-19 pandemic. The timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the clinical trial until its conclusion. The enrollment of patients depends on many factors, including:

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities, including IRBs, to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug. Because of our planned dose escalation design for our clinical trials, undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics, which may stem from our product candidates specifically or may be due to an illness from which the clinical trial subject is suffering. In the Phase 1 dose escalation portion of our Phase 1/2 clinical trial, gavo-cel was generally well tolerated with a manageable adverse event profile up until DL5, with no patients experiencing on-target, off-tumor toxicities. Two DLTs were observed: one case of Grade 3 pneumonitis at DL1 that resolved with anti-cytokine therapy, and one case of Grade 5 bronchoalveolar hemorrhage at DL5. Furthermore, all three patients treated at DL5 experienced Grade ≥3 CRS which resulted in 5x108 cells/m2 following lymphodepletion being declared the MTD by the SRT. While our data in the Phase 1/2 clinical trial has been positive with a manageable safety profile, these results may not be repeated or observed in future cohorts of patients treated in the currently ongoing clinical trial or in future clinical trials and may not be predictive of the results of later-stage clinical trials.

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

Co-administering our TRuC-T cell product candidates with other approved therapies or enhancing our TRuC-T cells with new constructs may increase the risk of severe adverse events, including cytokine release syndrome and other toxicities, which could interrupt, delay, or halt our clinical trials.

We believe that co-administration and/or enhancing our TRuC-T cell product candidates may lead to better efficacy, durability and patient outcomes. However, enhancements and co-administration may increase the occurrence of severe adverse side effects, such as cytokine release syndrome (CRS). Undesirable side effects caused by our product candidates could cause us or regulatory authorities, including IRBs, to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities.

We plan to evaluate gavo-cel in combination with the checkpoint inhibitors Opdivo® (nivolumab), an anti-PD-1 checkpoint inhibitor, and Yervoy® (ipilimumab), an anti-CTLA-4 checkpoint inhibitor, in the planned Phase 2 portion of our Phase 1/2 clinical trial. Nivolumab and ipilimumab are FDA approved therapies, but each has its own risks and side effects. Providing these therapies in combination with gavo-cel may increase gavo-cel’s efficacy, but it may also increase undesirable side effects from gavo-cel, nivolumab or ipilimumab.

Our first enhanced TRuC-T cell is TC-510, which is a TRuC-T cell targeting mesothelin-expressing solid tumors which incorporates a PD-1:CD28 chimeric switch receptor (PD-1 Switch). The PD-1 Switch is designed to translate the inhibition of a cancer cell’s PD-1 signal into a costimulatory CD28 signal, causing cell activity to increase rather than be suppressed by the hostile tumor microenvironment. Based on our preclinical studies, we believe that TC-510’s unique way of engaging and powering T cells could lead to improved T cell function and persistence, and result in better clinical outcomes for patients. However, increased T cell function may also lead to greater risk of severe adverse side effects. We have observed adverse side effects with gavo-cel in the Phase 1 portion of our Phase 1/2 clinical trial, including several patients that developed grade 3 or higher CRS and one patient with Grade 5 bronchoalveolar hemorrhage. It is possible that TC-510, which is similar to gavo-cel plus the PD-1 Switch, will have a greater risk of triggering CRS and other undesirable side effects.

We may not be successful in our efforts to identify or discover additional product candidates.

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our TRuC-T cell platform. Our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. We may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If any of these events occur, we may be forced to abandon our research, development or commercialization efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

We do not have our own clinical-scale manufacturing facility and are currently reliant on a limited number of manufacturers for our lentiviral vector and TRuC-T cell product candidates. Despite closing our manufacturing facility in Stevenage, UK, we are in the process of adding manufacturing capacity to support larger clinical trials for our product candidates both with additional third party manufacturers, our partnership with Elevate Bio and with our own manufacturing operations in Rockville, Maryland. We plan to continue to pursue additional manufacturing capacity to meet the patient demand for our product candidates. These third-party manufacturing providers may not be able to provide adequate resources or consistent capacity to meet our clinical trial or commercial needs.

We rely on third parties to manufacture our product candidates for our clinical trials.

We rely on third parties for the manufacture of our lentiviral vectors and our product candidates. We do not currently have a facility that can be used as our clinical scale manufacturing facility for our product candidates or lentiviral vector and we expect to rely on outside vendors to meet these manufacturing needs. We have added to our third-party manufacturing capacity for our product candidates through our partnership with ElevateBio. This partnership reserves us two of our own GMP manufacturing suites with our own equipment and staffed with ElevateBio’s employees at ElevateBio BaseCamp, a 140,000 square foot, world-class cell and gene therapy manufacturing facility based in Waltham, Massachusetts. However, this additional capacity may not be enough to support our clinical trials, and our own employees will not be controlling and operating the facility. To mitigate the risk of third-party manufacturers we are also developing our own controlled and operated manufacturing facilities for our product candidates at our 85,000 square foot manufacturing facility in Rockville, Maryland. The BaseCamp partnership enables us to establish additional near-term manufacturing capacity and technical capabilities in the United States, and the Rockville, Maryland facility, once operational, will support clinical and commercial production of our product candidates. However, we still continue to rely on third-party manufacturers to meet our clinical trial demands. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We plan to make changes as we work to optimize the manufacturing process. For example, we may switch or be required to switch from research-grade materials to commercial-grade materials in order to get regulatory approval of our product candidates. We cannot be sure that even minor changes in the process will result in therapies that are safe and effective and licensed for commercial sale.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA, as part of our BLA, or other foreign regulatory authorities following inspections by the FDA or other foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. We have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. In addition, these third parties may have limited manufacturing capacity and we have less control over production methods, staffing and product quality when produced with third-party manufacturers. In both cases, this can cause delays in planned manufacturing runs, require remanufacture due to failed runs and limit our ability to manufacture lentiviral vector and our product candidates as needed, resulting in delays for IND filings, clinical trials and non-clinical studies.

We plan to establish our own manufacturing facility and infrastructure in addition to or in lieu of relying on third parties for the manufacture of our product candidates and the use of third-party manufacturing suites, which will be costly, time-consuming, and which may not be successful.

We are adding to our capacity for our larger clinical trials with third-party manufacturing capacity with ElevateBio. We are also planning to establish our own commercial manufacturing facility for the manufacture of our product candidates at our 85,000 square foot facility in Rockville, Maryland. Adding capacity with our own company-operating manufacturing facility should mitigate our reliance on third-party vendors for the manufacture of TRuC-T cells and ensure we can effectively manage our supply chain, quality, manufacturing costs and other associated production areas. We anticipate that the partnership with ElevateBio will significantly increase our total manufacturing capacity.

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

In addition, the FDA, the European Medicines Agency (EMA) and other foreign regulatory authorities may require us to submit samples of any lot of any licensed product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing process could restrict our ability to meet market demand for our products. The establishment of our own commercial manufacturing facility in the United States will result in our operations being subject to review and oversight by the FDA and the FDA could object to our use of our manufacturing facility. We must first receive approval from the FDA prior to licensure to manufacture our product candidates, which we may never obtain. Even if licensed, we would be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations. Our license to manufacture product candidates will be subject to continued regulatory review.

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

The market opportunity in oncology has led to a number of collaborations GlaxoSmithKline plc (GlaxoSmithKline)/Adaptimmune Therapeutics PLC (Adaptimmune), Janssen Biotech, Inc. (Janssen)/ Nanjing Legend Pharmaceutical & Chemical Co., Ltd (Legend), bluebird bio, Inc. (bluebird)/ Regeneron Pharmaceuticals Inc. (Regeneron) and bluebird/Gritstone Oncology, Inc.) and major acquisitions (Gilead Sciences, Inc. (Gilead)/Kite Pharma Inc. (Kite), Bristol Myers Squibb Co (BMS)/Celgene Corporation (Celgene)/Juno Therapeutics, Inc. (Juno), Takeda Pharmaceutical Company Limited (Takeda)/GammaDelta Therapeutics Limited (GammaDelta)) among companies focused on cellular cancer therapies. If this trend continues, which we expect, we could see further consolidation of technical expertise and human capital. This potentially provides a partnership opportunity for us but could also make it more challenging for us to acquire complementary technology or products and recruit and retain qualified scientific and management personnel. In addition, this competition could impact our ability to recruit clinical trial sites and patients in a timely manner for our clinical trials. Larger companies with greater financial flexibility and global reach may be able to obtain regulatory approvals and gain widespread market acceptance before us, which could impact our commercial launch and could make our products obsolete or non-competitive. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Business—Competition.”

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture and process our product candidates, which is and will need to be done on a patient-by-patient basis. Although we plan to establish our own manufacturing facility in Rockville, Maryland, we will also continue to rely on third parties like Miltenyi and ElevateBio in part for our manufacturing capacity and may, in any event, never be successful in developing our own manufacturing facilities. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

Risks Related to Third Party Agreements

We have and may in the future form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

We have and may in the future form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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

We are a clinical-stage immunotherapy company with a limited operating history. We commenced operations in May 2015, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials and initiating and conducting our first clinical trials. We have one product candidate in a Phase 1/2 clinical trial and our other product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have incurred significant net losses in each period since our inception in May 2015. For the year to date period ended December 31, 2021, we incurred a net loss of $99.8 million. As of December 31, 2021, we had an accumulated deficit of $349.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $86.3 million, inclusive of the exercise of the underwriters' overallotment option. On July 31, 2020, we completed a stock offering raising gross proceeds of approximately $142.6 million. On January 22, 2021, we completed a stock offering raising gross proceeds of $140.0 million. As of December 31, 2021, we had cash, cash equivalents and short-term investments of approximately $265.6 million. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

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

Public health pandemics or outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China and has since spread to several other countries, including the United States and European countries, with infections and deaths reported globally. To date, the ongoing COVID-19 pandemic has caused widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic is continually evolving, particularly in light of new variants of COVID-19, and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue.

The extent to which the ongoing COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, as well as the effect of any relaxation of current restrictions within the Cambridge community or regions in which our partners and clinical sites are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and it has had, and may continue to have, the effect of heightening many of the risks described in this Annual Report, including but not limited to the below.

•
The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our ongoing clinical trials. We remain in active dialog with our CROs, and clinical sites to minimize the impact of this pandemic to our gavo-cel Phase 1/2 clinical trial without adversely impacting the safety of patients. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread.
•
Other potential impacts of the COVID-19 pandemic on our Phase 1/2 clinical trial include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA or other reasons related to the COVID-19 pandemic. As the COVID-19 pandemic evolves, other aspects of our current and future clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.
•
We currently rely on third parties, including our CROs, and our contract manufacturing organizations, or CMOs, and other contractors and consultants to, among other things, conduct our preclinical studies and clinical trials, manufacture raw materials, manufacture and supply our product candidates, ship clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, which could limit our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations. For example, since the beginning of the COVID-19 pandemic three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials for the manufacture of our product candidates, which could lead to delays in these trials.
•
Governmental authorities may modify or expand current “shelter-in-place” advisories or other similar local restrictions and further limit our laboratory operations in response to the emergence of new variants. Our employees may have limited or no access to our laboratory for an extended period of time and, as a result, this could delay timely completion of preclinical activities, including conducting IND-enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for our other product candidates.
•
Material shortages may affect our research and development and manufacturing activities and timelines. Increased demand for personal protective equipment, plastics used for pipettes and other laboratory consumables, and other laboratory supplies has led to shortages of some of these materials that we need for our research and development activities, and that our third-party manufacturers need to produce our product candidates. In addition, COVID-19 restrictions on manufacturers and their employees has led to a shortage of personnel to manufacture, package and ship laboratories supplies and consumables, further limiting the available supply. If we, our CROs, our vendors and our third-party manufacturers are not able to obtain materials needed for our laboratory operations, our research and development and the manufacture of our product candidates could be delayed.
•
Certain government agencies, such as health regulatory agencies and patent offices, within the U.S. or internationally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA, and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.
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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy, or REMS, program in order to license our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, cGTPs and good clinical practices (GCPs) for any clinical trials that we conduct post-licensure. Manufacturers and manufacturer’ facilities are required to comply with extensive FDA and comparable regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We have obtained orphan drug designation for gavo-cel in certain indications and in the future we may pursue orphan drug designation for some of our other future product candidates. We may be unable to obtain such future designations or to maintain the benefits associated with the orphan drug designations we obtain, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

We received orphan drug designation from the FDA for the treatment of mesothelioma and cholangiocarcinoma with gavo-cel. We may seek orphan drug designation for some or all of our other future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek licensure for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply to FDA for Fast Track designation for a particular indication. We plan to seek Fast Track designation for gavo-cel and may seek Fast Track designation for certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

Accelerated approval by the FDA, even if granted for gavo-cel or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek approval of gavo-cel , and may seek approval of future product candidates using FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

In both domestic and foreign markets, successful sales of our product candidates, if licensed, will depend on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates. See the section entitled, “Business — Government Regulation — Pharmaceutical Insurance Coverage and Health Care Reform.”

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. See the section entitled, “Business — Government Regulation — Pharmaceutical Insurance Coverage and Health Care Reform.”

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For example, on July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede biosimilar competition. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announces receipt of complete repose letters due to the FDA’s inability to complete requires inspections for their applications. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Financial Officer, our Chief Scientific Officer, our Chief Medical Officer, our Chief Technical Officer, our Chief Business and Strategy Officer and our Chief People

Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

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

To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. See the section entitled, “Business — Government Regulation — Healthcare Law and Regulation.”

The distribution of biotechnology and biopharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of biotechnology and biopharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from other aspects of its business.

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

As of March 1, 2022, we had 137 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of December 31, 2021, we have a total of 38,496,484 shares of common stock outstanding. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Plan, our 2018 Employee Stock Purchase Plan and our 2022 Inducement Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 7,421,847 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As of March 7, 2022, our executive officers, directors, and 5% stockholders beneficially owned approximately 38% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our amended bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (including the interpretation, validity or enforceability thereof) or (iv) any action asserting a claim that is governed by the internal affairs doctrine (Delaware Forum Provision). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. In addition, our amended and restated bylaws will further provide that unless we consent in writing to the selection of an alternate forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (Federal Forum Provision). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with U.S. federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Risks Related to Tax and Accounting

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, and, may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2021, we have cumulative net operating loss carryforwards of approximately $218.9 million and $217.6 million available to reduce federal and state taxable income, respectively, of which $214.8 million of federal net operating losses will carryforward indefinitely, with the remaining federal and state losses beginning to expire in 2035. In addition, we have cumulative federal and state tax credit carryforwards of $8.1 million and $3.1 million, respectively, available to reduce federal and state income taxes which will begin to expire in 2035 and 2031, respectively. Our net operating loss carryforwards and tax credit carryforwards may be limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may affect the limitation in future years. Under the Tax Cuts and Jobs Act, federal net operating losses generated after December 31, 2017 will not be subject to expiration.

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

Unstable global market, economic and political conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and in global economic and political conditions will not occur. Our general business strategy may be adversely affected by any future economic downturn, political unrest, volatile business environment or continued unpredictable and unstable market conditions. For instance, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business.

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. On July 31, 2020, we completed the sale of 9.2 million shares of stock in at a public offering price of $15.50 per share. We raised net cash proceeds of approximately $133.6 million from the offering. On January 22, 2021, we completed the sale of approximately 4.6 million shares of common stock in at a public offering price of $30.50 per share. We raised net cash proceeds of approximately $131.3 million from the offering. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $265.6 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since December 31, 2021, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

List of material office locations as of December 31, 2021.

Location	Use of Space	Square Feet	Expiration
Cambridge, Massachusetts	Office and lab	23,000	July 2025
Cambridge, Massachusetts	Office	5,000	September 2024
Cambridge, Massachusetts	Office and lab	14,000	January 2024
Rockville, Maryland	Manufacturing facility	84,300	June 2036

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

Holders of Our Common Stock

As of March 18, 2022, there were approximately 14 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Not applicable.

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

Overview

We are a clinical-stage cell therapy company developing a pipeline of novel T cell therapies for cancer patients suffering from solid tumors by powering the T cell receptor (TCR) with our proprietary, first-in-class TCR Fusion Construct T cells (TRuC-T cells). Designed to overcome the limitations of current cell therapy modalities, our TRuC-T cells specifically recognize and kill cancer cells by harnessing the entire TCR signaling complex, independent of human leukocyte antigens (HLA), which we believe is essential for T cell therapies to be effective in patients with solid tumors.

Our lead TRuC-T cell targeting mesothelin-expressing solid tumors is gavocabtagene autoleucel (gavo-cel, formerly TC-210). We are conducting our Phase 1/2 clinical trial for gavo-cel to treat patients with non-small cell lung cancer (NSCLC), ovarian cancer, malignant pleural/peritoneal mesothelioma or cholangiocarcinoma. We estimate the patient population for gavo-cel in the four indications which we are exploring in our clinical trial is up to 81,000 patients in the United States alone.

•
Based on the latest interim data readout from patients in dose escalation in our Phase 1/2 clinical trial as of the June 30, 2021 data cutoff, gavo-cel has demonstrated consistent clinical benefit, with 15 of 16 patients evaluable for efficacy experiencing tumor regression, clinical activity observed in all three mesothelin-expressing tumor types treated (i.e. mesothelioma, ovarian cancer and cholangiocarcinoma), and an 81% disease control rate (DCR).
•
We have observed a 31% Overall Response Rate (ORR) in patients infused with gavo-cel following lymphodepletion with four RECIST partial responses (PRs) (3 confirmed and 1 unconfirmed) by independent assessment, including the first ovarian cancer patient to ever achieve a PR with a single agent, engineered cell therapy and one mesothelioma patient achieving a complete metabolic response. Additionally, we observed our first PR by investigator assessment in a metastatic cholangiocarcinoma patient.
•
Based on our mesothelin cutoff screening protocol (confirmed positive mesothelin expression on ≥50% of tumor cells that are 2+ and/or 3+ by immunohistochemistry), 46% of patients screened have been eligible to be enrolled in our clinical trial.
•
A maximum tolerated dose (MTD) was declared by the Safety Review Team (SRT) after all three patients treated at dose level 5 (DL5: 5x108 cells/m2 following lymphodepletion) experienced Grade ≥3 CRS. Below DL5, gavo-cel exhibited a manageable safety profile with no patients experiencing on-target, off-tumor toxicities. In late December 2021, the SRT declared 1x108 cells/m2following lymphodepletion as the recommended Phase 2 dose (RP2D).
•
In October 2021, we announced a clinical trial collaboration agreement with Bristol Myers Squibb to evaluate gavo-cel in combination with Opdivo® (nivolumab) and Yervoy®(ipilimumab) in our planned Phase 2 clinical trial in treatment refractory mesothelin-expressing solid tumors.
•
We have received a Food and Drug Administration (FDA) Orphan Drug Designation for the treatment of mesothelioma and cholangiocarcinoma with gavo-cel and we plan to apply for FDA Fast Track designation for gavo-cel. We anticipate presenting the expanded and complete Phase 1 dataset in the first half of 2022, initiating the Phase 2 expansion cohort in the first half of 2022, and providing an initial update from the Phase 2 expansion portion of the gavo-cel Phase 1/2 clinical trial in the second half of 2022.

Our next most advanced program is TC-510, our first enhanced TRuC-T cell targeting mesothelin-expressing solid tumors which incorporates a PD-1:CD28 chimeric switch receptor. In our preclinical studies of TC-510, we have observed functional improvements over gavo-cel including enhanced signaling, increased proliferation, reduced exhaustion and improved in vivo efficacy against tumors with high PD-L1 expression. Based on these preclinical studies, we believe we can improve on the efficacy of gavo-cel in specific hostile solid tumor microenvironment settings and potentially expand into new solid tumor indications. We anticipate filing an IND for TC-510 in the first half of 2022 and initial safety, efficacy and translational data from the Phase 1 dose escalation in the second half of 2022.

In addition to our lead clinical program, we are expanding our pipeline by utilizing our versatile platform to address some of the primary challenges to cell therapies such as the hostile and immunosuppressive tumor microenvironment. These include enhancements, such as: TC-510, our TRuC-T cell co-expressing a PD-1:CD28 chimeric switch receptor that converts inhibitory PD-1 signaling into positive costimulation and TC-520, our TRuC-T cell co-expressing IL-15 pathway enhancements to improve T cell persistence; dual targeting TRuC-T cells to combat tumor heterogeneity; and other accessories to combat the tumor microenvironment. We are also pursuing new targets such as CD70, GPC3 and Nectin-4 for which we believe TRuC-T cells offer advantages over existing therapeutic modalities. We continue to advance our allogeneic, or off-the-shelf, TRuC-T cell approaches to simplify manufacturing, reduce cost of therapy, and improve patient access. In January 2022, we announced a strategic research collaboration and non-exclusive license agreement with Arbor Biotechnologies focused on the further development of allogeneic TRuC-T cell therapies.

We expect that further updates from our emerging TRuC pipeline in 2022 will include the presentation of new preclinical data from autologous TRuC-T cells targeting novel antigens and enhancements, preclinical data from our lead allogeneic TRuC-T cell candidate in 2022 and the selection of a lead allogeneic TRuC-T cell candidate in 2022.

We are devoting extensive resources in process development and manufacturing to optimize the reliability of our product candidates and reduce manufacturing costs and vein-to-vein time. This investment will ensure that our manufacturing and delivery process will have utility across all the product candidates in our pipeline.

In November 2020, we contracted with ElevateBio, LLC, to leverage the extensive technical capabilities at ElevateBio BaseCamp. The BaseCamp partnership enables us to utilize our own equipment in close proximity to our U.S. headquarters in Cambridge, MA and establish additional manufacturing capacity and technical capabilities in the U.S. and will support the Phase 2 expansion portion of the gavo-cel Phase 1/2 clinical trial once a RP2D is defined. In November 2021, we announced the expansion of our cGMP manufacturing at ElevateBio with the addition of a second clean room.

In March 2021, we signed a long-term, full-building lease with ARE for an existing 85,000 square foot, state-of-the-art cell therapy manufacturing facility in Rockville, Maryland which is ready for cGMP build-out. The facility is expected to support our commercial-scale manufacturing timelines with production anticipated in 2023 and the flexible layout will allow production of gavo-cel and other emerging cell therapies in the our pipeline.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of December 31, 2021, we had an accumulated deficit of $349.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Impact of the COVID-19 Pandemic

Since the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus (COVID-19) in December 2019, we have been carefully monitoring the COVID-19 pandemic and its actual and potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19 in our communities while balancing our commitment to conduct our clinical trials. We have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the ongoing COVID-19 pandemic. We have also maintained efficient communication with our partners and clinical sites as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. COVID-19 has significantly impacted the global healthcare system, including the conduct of clinical trials as medical institutions prioritize the treatment of those afflicted with COVID-19. We continue to closely monitor the adverse impact of the ongoing COVID-19 pandemic on our operations and ongoing clinical and preclinical development.

The effect of the ongoing COVID-19 pandemic on our development timelines for gavo-cel and TC-510, and its effect on our ability to manufacture for our clinical trials is uncertain. We believe that we have been able, as of the date of this Annual Report, to mitigate some of the impact from the COVID-19 pandemic on our ongoing clinical programs, however, we have been affected.

The future impact of the ongoing COVID-19 pandemic on our industry, the healthcare system, clinical trials and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, as well as the effect of any relaxation of current restrictions within the Cambridge community or regions in which our partners and clinical sites are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Consolidation of Manufacturing in the U.S.

In the fourth quarter of 2021, we commenced efforts to consolidate our manufacturing operations in the United States. In connection with this plan, we closed our manufacturing facility in Stevenage, United Kingdom, at the end of 2021. In addition, in February 2022 we executed an agreement that expanded our partnership with ElevateBio by partnering for a second GMP manufacturing suite at ElevateBio BaseCamp in Waltham, Massachusetts through December 2023.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, legal, and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Interest Income, net

Interest earned on our cash equivalents and investment balances, net of investment charges.

Income Tax Expense

Income tax expense is generated by investment income of our investment portfolio and the profit margin on our UK operations, which we began winding down in the fourth quarter of 2021.

Consolidated Statements of Operations

(in thousands)

	For the Years Ended December 31,
	2021	2020	Change
Operating expenses
Research and development	$77,239	$51,980	$25,259
General and administrative	22,503	16,720	5,783
Total operating expenses	99,742	68,700	31,042
Loss from operations	(99,742)	(68,700)	(31,042)

Interest income, net	224	1,737	(1,513)
Loss before income taxes	$(99,518)	$(66,963)	$(32,555)

Comparison of the Years Ended December 31, 2021 and 2020

Research and Development Expenses

Research and development expenses were $77.2 million for the year ended December 31, 2021 compared to $52.0 million for the year ended December 31, 2020. The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020.

(in thousands)

	For the Years Ended December 31,
	2021	2020	Change
Clinical program expenses	$13,771	$12,612	$1,159
Platform development expenses	7,427	4,601	2,826
Personnel expenses	34,638	23,392	11,246
Allocated facility expenses	14,379	5,763	8,616
Other expenses	7,024	5,612	1,412
	$77,239	$51,980	$25,259

Spending increased in all areas as we have expanded our research and development efforts. The $25.3 million increase in research and development expense for the year ended December 31, 2021 is primarily attributable to the increase in personnel expenses of $11.2 million due to a significant increase in headcount. Allocated facilities costs increased $8.6 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 as we expanded our lab and manufacturing space. Our clinical trial program expenses increased $1.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 our gavo-cel trial has progressed. Platform development expenses increased by $2.8 million and other research and development expenses increased by $1.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 as we increased research activities related to our platform, new programs, and enhancements. Other expenses for the year ended December 31, 2021 include $3.7 million in restructurings costs related to the closure of our United Kingdom manufacturing operations which was partially offset by a $2.0 million settlement from a vendor due to a commercial dispute.

General and Administrative Expenses

General and administrative expenses were $22.5 million for the year ended December 31, 2021, compared to $16.7 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $2.6 million due to our increase in headcount, and increased stock-based compensation expense. Legal costs related to intellectual property and other legal costs increased $0.8 million. Other costs under general and administration expenses increased by $2.3 million as we increased the size and activities of the Company for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Interest Income, net

Interest income, net was $0.2 million for the year ended December 31, 2021, compared to $1.7 million for the year ended December 31, 2020. The difference in interest income, net compared to the year ended December 31, 2020 was due to a significant decrease in the interest rates paid on our investment balances during 2021 as a result of macroeconomic factors impacting the economy.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from operations and have funded our operations with proceeds from the sale of our stock. During 2020 and 2021, we raised $133.6 million and $131.3 million, respectively, from the sale of stock. Since our inception, we have received gross proceeds of $541.3 million from the sale of our stock. As of December 31, 2021, we had cash, cash equivalents and investments of $265.6 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

(in thousands)

	For the Years Ended December 31,
	2021	2020
Operating activities	$(81,603)	$(56,739)
Investing activities	78,447	(48,935)
Financing activities	132,138	134,699

Operating Activities

During the year ended December 31, 2021, we used $81.6 million of cash in operating activities, resulting primarily from our net loss of $99.8 million partially offset by non-cash charges of $16.6 million, which primarily related to depreciation and amortization, and stock-based compensation. Non-cash charges have increased as we have increased our equipment base and therefore increased depreciation. In addition, as we have increased personnel the number of shares and value of stock-based compensation has substantially increased for the year ended December 31, 2021 compared to the year ended December 31, 2020.

During the year ended December 31, 2020, we used $56.7 million of cash in operating activities, resulting primarily from our net loss of $67.1 million partially offset by non-cash charges of $9.5 million, which primarily related to depreciation and amortization, and stock-based compensation. Noncash charges have increased as we have increased our equipment base and therefore increased depreciation. In addition, as we have increased personnel, the number of shares and the value of stock-based compensation have substantially increased for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Investing Activities

During the year ended December 31, 2021, cash provided by investing activities was $78.4 million, consisting primarily of proceeds from the sale or maturity of investments net of purchases of $89.9 million, partially offset by the purchases of property and equipment and capitalized software costs of $11.5 million.

During the year ended December 31, 2020, cash used in investing activities was $48.9 million, consisting primarily of purchases of investments net of maturities of $41.8 million and purchases of property and equipment of $7.1 million.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $132.1 million from the sale of our stock.

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

In addition, our expenses will increase as we:

•
continue enrollment of existing clinical trials and commence enrollment for additional clinical trials for our product candidates;
•
seek regulatory approval for any product candidates that successfully complete preclinical and clinical trials;
•
establish manufacturing capabilities in-house for the production of preclinical and clinical supply;
•
hire additional clinical, medical, research and operational personnel; and
•
maintain, expand, and protect our intellectual property portfolio.

As of December 31, 2021, we had cash, cash equivalents and investments of $265.6 million. We believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements at least into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

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

These assumptions are estimated as follows:

•
Fair Market Value of Common Stock. The Company's stock is traded on The Nasdaq Global Select Market. Fair market value of our stock is considered the quoted market price on NASDAQ.
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

Royalty Transfer Agreement

In connection with the sale of Series A redeemable convertible preferred stock prior to our IPO, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of: (i) all global net sales of any of our products; and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in the Statement of Operations. Given the nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribed no value to the royalty agreement at inception and at December 31, 2021 and 2020. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TCR2 Therapeutics Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2021 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) and Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements.

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

Boston, Massachusetts
March 22, 2022

TCR2 THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$222,564	$94,155
Investments	43,029	133,831
Prepaid expenses and other current assets	10,534	7,552
Total current assets	276,127	235,538

Property and equipment, net	17,075	10,013
Right-of-use assets, operating leases	28,283	-
Restricted cash	1,156	583
Other assets, non-current	730	61
Total assets	$323,371	$246,195

Liabilities and stockholders’ equity
Accounts payable	$2,144	$2,448
Accrued expenses and other current liabilities	13,094	6,392
Operating lease liabilities	3,367	-
Total current liabilities	18,605	8,840

Operating lease liabilities, non-current	22,996	-
Other liabilities	293	807
Total liabilities	41,894	9,647

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2021 and December 31, 2020, respectively.	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 38,496,484 and 33,516,795 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	4	3
Additional paid-in capital	631,008	486,197
Accumulated other comprehensive income (loss)	(13)	63
Accumulated deficit	(349,522)	(249,715)
Total stockholders’ equity	281,477	236,548
Total liabilities and stockholders’ equity	$323,371	$246,195

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Operating expenses
Research and development	$77,239	$51,980
General and administrative	22,503	16,720
Total operating expenses	99,742	68,700
Loss from operations	(99,742)	(68,700)

Interest income, net	224	1,737
Loss before income tax expense	(99,518)	(66,963)

Income tax expense	289	161
Net loss	$(99,807)	$(67,124)

Per share information
Net loss per share of common stock, basic and diluted	$(2.63)	$(2.40)

Weighted average shares outstanding, basic and diluted	37,935,554	27,990,564

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Years Ended December 31,
	2021	2020
Net loss	$(99,807)	$(67,124)
Unrealized loss on investments, net	(76)	(79)
Comprehensive loss	$(99,883)	$(67,203)

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	23,981,109	$2	$342,896	$(182,591)	$142	$160,449
Issuance of common stock, net of issuance costs	9,200,000	1	133,570	-	-	133,571
Reclassification of shares issued and previously subject to repurchase	69,826	-	51	-	-	51
Exercise of stock options including ESPP shares issued	265,860	-	1,188	-	-	1,188
Stock-based compensation expense	-	-	8,492	-	-	8,492
Unrealized loss on investments	-	-	-	-	(79)	(79)
Net loss	-	-		(67,124)	-	(67,124)
Balance at December 31, 2020	33,516,795	$3	$486,197	$(249,715)	$63	$236,548
Issuance of common stock, net of issuance costs	4,590,164	1	131,329	-	-	131,330
Exercise of stock options including ESPP shares issued	389,525	-	1,217	-	-	1,217
Stock-based compensation expense	-	-	12,265	-	-	12,265
Unrealized loss on investments	-	-	-	-	(76)	(76)
Net loss	-	-	-	(99,807)	-	(99,807)
Balance at December 31, 2021	38,496,484	$4	$631,008	$(349,522)	$(13)	$281,477

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Twelve Months Ended December 31,
	2021	2020
Operating activities
Net loss	$(99,807)	$(67,124)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,827	1,592
Asset impairment due to restructuring	559	-
Stock-based compensation expense	12,265	8,492
Amortization (accretion) on investments	837	(702)
Deferred tax liabilities	99	131
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,496)	(1,101)
Operating leases, net	(2,416)	-
Accounts payable	(771)	451
Accrued expenses and other liabilities	7,300	1,522
Cash used in operating activities	(81,603)	(56,739)

Investing activities
Purchases of equipment	(11,098)	(7,164)
Software development costs	(351)	-
Purchases of investments	(50,726)	(152,812)
Proceeds from sale or maturity of investments	140,622	111,041
Cash provided by (used in) investing activities	78,447	(48,935)

Financing activities
Proceeds from public offering of common stock, net of issuance costs	131,330	133,571
Proceeds from the exercise of stock options	1,217	1,189
Payment of deferred offering costs	(409)	(61)
Cash provided by financing activities	132,138	134,699

Net change in cash, cash equivalents, and restricted cash	128,982	29,025
Cash, cash equivalents, and restricted cash at beginning of year	94,738	65,713
Cash, cash equivalents, and restricted cash at end of period	$223,720	$94,738

Supplemental disclosure of noncash activities
Property and equipment additions in accounts payable and accrued expenses	$517	$611
Right-of-use assets obtained in exchange for operating lease liabilities	$21,315	$-
Operating cash flows used in operating leases	$11,291	$-

See notes to consolidated financial statements

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

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

Shelf registration statement

On March 16, 2021, the Company filed an automatic shelf registration statement on Form S-3 (the Shelf), with the Securities and Exchange Commission (SEC), which covers the offering, issuance and sale of an indeterminate amount of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Shelf was automatically effective when filed. As of December 31, 2021, no sales have been made under the Shelf.

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

The Company has incurred net losses from operations since inception. The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of December 31, 2021 of $265.6 million will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

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

As of December 31, 2021, the Company had manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in the vendors' ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and 2020, cash equivalents consisted of U.S treasuries, corporate bonds and government-backed money market funds.

Investments

As of December 31, 2021, all investments were classified as available-for-sale and were carried at their estimated fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) until realized. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments in debt securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in the statement of operations. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Fair value of financial instruments

As of December 31, 2021 and 2020, the Company’s financial instruments consist of money market funds, commercial paper, agency and corporate bonds, and asset-backed securities are included in investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Assets not placed in service

Assets not placed in service includes direct costs related to the acquisition of property including leasehold improvements, primarily from the Rockville manufacturing facility. Such costs are not depreciated until the asset is completed and placed into service.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. During the year ended December 31, 2021, the Company recognized impairment of long-lived assets in association with the wind down of the UK manufacturing operations. See Note 13, Restructuring. No impairments of long-lived assets for the year ended December 31, 2020 were recognized.

Restricted cash

Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash in the Company's balance sheets. Restricted cash includes amounts held as a security deposit in the form of a letter of credit for the Company’s leased facilities.

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

For the years ended December 31, 2021 and 2020

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

For the years ended December 31, 2021 and 2020

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

The following potentially dilutive securities, on an as converted basis have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2021 and 2020, as they would be antidilutive:

	As of December 31,
	2021	2020
Stock options outstanding	6,181,335	5,011,349
Common stock warrants	203,676	203,676
Restricted stock units	66,000	-
Employee stock purchase plan	24,513	5,141
Total	6,475,524	5,220,166

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

Preferred stock

The Board of Directors or any authorized committee thereof is expressly authorized, to the fullest extent permitted by law, to provide by resolution or resolutions for, out of the unissued shares of Undesignated Preferred Stock, the issuance of the shares of Undesignated Preferred Stock in one or more series of such stock, and by filing a certificate of designations pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of December 31, 2021, there are no preferred shares issued.

Reconciliation of cash, cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows for the years ended December 31, 2021 and 2020.

	As of December 31,
	2021	2020
Cash and cash equivalents	$222,564	$94,155
Restricted cash	1,156	583
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$223,720	$94,738

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which amended a number of aspects of lease accounting and required entities to recognize right-of-use assets and liabilities on the balance sheet. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provided a transition option to entities adopting ASC 842.

The Company adopted ASC 842, Leases, including ASU 2018-11, effective January 1, 2021 on a modified-retrospective basis under which required the recognition of lease liabilities and right-of use assets at the adoption date but did not require retrospective adjustments of prior periods. The amended guidance resulted in the recognition of additional assets and corresponding liabilities on the Company's balance sheets. The Company elected the optional transition approach of not adjusting its comparative period financial statements for the impacts of adoption. The Company elected the package of transition practical expedients for leases that commenced prior to January 1, 2021, allowing it not to reassess (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial indirect costs for any existing leases. The Company recorded, upon adoption of ASC 842 effective January 1, 2021, operating lease assets and liabilities of $11.3 million and $11.8 million, respectively, related to its real estate leases under ASC 842.

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

Adopting ASC 842 did not result in a material impact to the Company's statements of operations or cash flows.

Please refer to Note 8, “Leases,” for further information regarding the Company’s leases as well as certain disclosures required by ASC 842.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

(Amounts in thousands, excluding share and per share items or as otherwise noted)

4. Investments and Fair Value Measurements

As of December 31, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$33,048	$-	$(11)	$33,037
U.S. Treasury securities	9,994	-	(2)	9,992
Total	$43,042	$-	$(13)	$43,029

As of December 31, 2020, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$34,801	$60	$-	$34,861
U.S. Treasury securities	98,967	3	-	98,970
Total	$133,768	$63	$-	$133,831

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

The guidance requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1 — Quoted prices (unadjusted in active markets for identical assets or liabilities)

Level 2 — Inputs other than quoted prices in active markets that are observable either directly or indirectly

Level 3 — Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions

The Company has classified assets measured at fair value on a recurring basis as follows as of December 31, 2021:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$219,162	$219,162	$219,162	$-	$-
Corporate bonds	33,048	33,037	-	33,037	-
U.S. Treasury securities	9,994	9,992	-	9,992	-
Total	$262,204	$262,191	$219,162	$43,029	$-

(1) Includes cash sweep accounts, U.S. Treasury money market mutual fund, bank certificates of deposit, U.S. Treasury bills and corporate bonds that have a maturity of three months or less from the original acquisition date.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

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

During the years ended December 31, 2021 and 2020, there were no transfers among the Level 1, Level 2 and Level 3 categories.

5. Property and Equipment

Property and equipment, net, consisted of:

	As of
	December 31, 2021	December 31, 2020
Laboratory equipment	$13,115	$8,566
Computer hardware and equipment	54	109
Furniture and fixtures	376	432
Leasehold improvements	551	320
Assets not placed in service	7,592	3,320
	21,688	12,747
Less: accumulated depreciation	(4,613)	(2,734)
	$17,075	$10,013

Depreciation expense was $2,827 and $1,592 for the years ended December 31, 2021 and 2020, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	December 31, 2021	December 31, 2020
Employee compensation and related benefits	$4,631	$3,808
Professional fees	413	224
Contract manufacturing organization fees	1,261	582
Contract research organization fees	2,810	487
Property received not yet invoiced	748	385
Accrued restructuring charges	2,401	-
Other	830	906
	$13,094	$6,392

7. Commitments and Contingencies

Litigation

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

(Amounts in thousands, excluding share and per share items or as otherwise noted)

authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock prior to the Company's IPO, certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in the statement of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and for the years ended December 31, 2021 and 2020. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation as of December 31, 2021 and 2020 nor has the Company accrued any liability as of December 31, 2021 and 2020.

8. Leases

The Company leases all of its offices and facilities, including its corporate headquarters, under operating leases. The Company has entered into various non-cancellable lease arrangements for facilities expiring at various times through 2036. Certain of these arrangements have free rent periods or escalating rent payment provisions. None of the Company's leases include residual value guarantees.

Fixed fees for use of property or equipment and other services are included in the right-of-use assets and lease liabilities. Rent expense is recognized on a straight-line basis for total rent over the lease period. Variable service costs are included in the lease expense as incurred. The Company is generally obligated for the cost of property taxes, insurance, common area maintenance, and other administrative fees relating to its leases, which are considered variable lease costs and are expensed as incurred. In addition, the Company enters into contracts that have different service obligations. These contracts are considered multiple-element service contracts. When leases are embedded in multiple-element service contracts, all contract services are accounted for as a single lease component since the Company elected the practical expedient to not separate lease components and non-lease components.

Operating Leases

Office space and lab facility, Cambridge, Massachusetts

In March 2018, the Company entered into a lease for office and laboratory facilities that expires in July 2025. Under the terms of the lease, the Company placed a $290 letter of credit into a restricted cash account as security for the facility.

Manufacturing facility, Stevenage, United Kingdom

In December 2018, the Company signed a collaboration agreement (the Collaboration Agreement) with Cell Therapy Catapult Limited (Catapult) to establish the Company's manufacturing process in Catapult’s good manufacturing practice (GMP) manufacturing facility in the United Kingdom. The Collaboration Agreement provides for Catapult to provide identified space, called a module. The Company has concluded that the Collaboration Agreement contained an embedded lease as the Company has the right to operate the module in a manner it determines. The initial term of the Collaboration Agreement is three years which began March 1, 2019. The Company can terminate the Collaboration Agreement earlier with 12 months’ notice and continued payment for contributions during the 12-month termination period.

In December 2021, the Company elected to cease manufacturing operations at its Catapult facility by the end of 2021. As a result, the Company recognized a $1.5 million variable lease cost as of December 31, 2021 reflecting its estimated obligation for the 12-month termination period.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Office space, Cambridge, Massachusetts

In September 2019, the Company entered into a lease for office facilities that expires in September 2024.Under the terms of the lease, the Company placed a $127 letter of credit into a restricted cash account as security for the facility.

Lab facility, Cambridge Massachusetts

In November 2020, the Company entered into a lease for office and laboratory facilities that expires in January 2024. Under the terms of the lease, the Company placed $166 letter of credit into a restricted cash account as security for the facility.

Manufacturing facility, Waltham, Massachusetts

In November 2020, the Company entered into a manufacturing agreement with ElevateBio LLC (ElevateBio) which includes identified space dedicated to the Company. The Company has determined the agreement contains an embedded lease. The lease began in February 2021 when the Company obtained control of the dedicated manufacturing space and ends July 2022. In addition, in February 2022 we executed an agreement that expanded our partnership with ElevateBio by partnering for a second GMP manufacturing suite at ElevateBio BaseCamp in Waltham, Massachusetts through December 2023.

Manufacturing facility, Rockville, Maryland

In March 2021, the Company entered into a lease for a new manufacturing facility for an initial term of 15 years through June 2036. The Company also has an option to extend the term of the lease for two consecutive terms of five years each. The Company placed a $557 letter of credit into a restricted cash account as security for the facility.

Right-of-use assets and lease liabilities as of December 31, 2021 and January 1, 2021, the date of adoption of ASC 842, were as follows:

	December 31, 2021	January 1, 2021
Assets:
Right-of-use assets, operating leases	$28,283	$11,300

Liabilities
Operating lease liabilities	$3,367	$2,630
Operating lease liabilities, non-current	22,996	9,166
Total lease liabilities	$26,363	$11,796

The components of the lease costs for the year ended December 31, 2021 were as follows:

December 31, 2021
Operating lease costs	$8,031
Short-term lease costs	548
Variable lease costs	5,937
Total lease costs	$14,516

Total lease costs above are recognized in the consolidated statements of operation for the year ended December 31, 2021. Variable lease costs include the $1,501 cost associated with the Company’s decision to cease manufacturing operations at the Catapult facility during 2021.

Weighted average remaining lease term and discount rate as of December 31, 2021 were as follows:

December 31, 2021
Weighted-average remaining lease term (in years)
Operating leases	11.5
Weighted-average discount rate:
Operating leases	12.7%

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

(Amounts in thousands, excluding share and per share items or as otherwise noted)

The following table presents future minimum lease payments under for operating leases as of December 31, 2021:

December 31, 2021
2022	$7,710
2023	7,144
2024	6,351
2025	5,255
2026	4,327
Thereafter	36,347
Total minimum payments required	67,134
Less amounts representing imputed interest	(40,771)
Present value of lease liabilities	$26,363

Prior to adoption of ASC 842, future minimum lease payments under non-cancelable operating lease agreements as of December 31, 2020, were as follows:

December 31, 2020
Minimum Lease Payments
2021	$4,966
2022	3,985
2023	3,690
2024	2,537
2025	1,054
Thereafter	-
Total	$16,232

Rent expense for the year ended December 31, 2020 was $3.6 million.

9. 401(k) Savings Plan

The Company maintains a defined contribution 401(k) plan in which employees may contribute a portion of their compensation, subject to statutory maximum contribution amounts. For the years ended December 31, 2021 and 2020, the matching contribution expense was $376 and $369, respectively.

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

The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, directors and other key persons (including consultants) are eligible to receive awards under the 2018 Plan. The amount, terms of grants, and exercisability provisions are determined and set by the Company’s Board of Directors. The maximum number of authorized shares to be issued under the Plan was 7,394,606. As of December 31, 2021, there were 433,343 shares of common stock available for future issuance. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors. Generally, options and restricted stock awards vest over a four-year period.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations:

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

(Amounts in thousands, excluding share and per share items or as otherwise noted)

	For the Years Ended December 31,
	2021	2020
Research and development	$5,592	$3,351
General and administrative	6,673	5,141
	$12,265	$8,492

Stock options

The following table summarizes the activity related to stock option grants to employees and non-employees for the years ended December 31, 2021 and 2020:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Balance as of January 1, 2020	4,189,292	$10.31	8.9
Granted	1,252,365	28.12
Exercised	(241,995)	3.91
Forfeited	(188,313)	12.31
Balance as of December 31, 2020	5,011,349	$14.99	8.4
Granted	2,094,554	9.32
Exercised	(371,636)	2.55
Forfeited	(552,932)	21.63
Balance as of December 31, 2021	6,181,335	$13.32	6.1

Exercisable as of December 31, 2021	2,482,070	$10.52	2.6
Vested and expected to vest as of December 31, 2021	6,181,335	-

As of December 31, 2021, there was $30,797 in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 2.6 years. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2021 was $1,368. The aggregate intrinsic values of options exercised during the year ended December 31, 2021 was $2,608.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during the years ended December 31, 2021 and 2020 was determined using the methods and assumptions discussed below:

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

For the years ended December 31, 2021 and 2020

(Amounts in thousands, excluding share and per share items or as otherwise noted)

For the years ended December 31, 2021 and 2020, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	For the Years Ended December 31,
	2021	2020
Risk-free interest rate	1.2%	0.5%
Expected term (in years)	6.1	6.1
Expected volatility	70.2%	75.0%
Annual dividend yield	0%	0%
Fair value of common stock	$9.42	$18.51

Restricted stock units

During the year ended 2021, the Company granted 66,000 restricted stock units to employees. The restricted stock units (RSUs) vest over two years.

The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2021 was $4.80.

As of December 31, 2021, there was $317 of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 1.7 years.

Warrants

Warrants issued to non-employees in connection with providing consulting services are issued outside of the Plan and are accounted for as stock-based compensation.

The warrants have an exercise price of $0.74 per share and will expire at the earlier of ten years from the date of issuance or a change in control event as defined in the warrant agreements.

As of December 31, 2021 and 2020, there were 203,676 warrants outstanding. During the years ending December 31, 2021 and 2020, the Company granted no warrants and there were no forfeitures.

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

During the years ended December 31, 2021 and 2020, there were 17,889 and 23,864 shares issued under the 2018 ESPP, respectively.

11. Income Tax Expense

Loss before income tax expense for the years ended December 31, 2021 and 2020 consisted of the following:

	For the Years Ended December 31,
	2021	2020
United States	$(100,607)	$(67,625)
Foreign	1,089	662
Loss before income taxes	$(99,518)	$(66,963)

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

(Amounts in thousands, excluding share and per share items or as otherwise noted)

The income tax expense for the years ended December 31, 2021 and 2020 consisted of the following components:

	For the Years Ended December 31,
	2021	2020
Current tax
State	$17	$30
Foreign	181	-
Total current tax	198	30
Deferred tax
Foreign	91	131
Total deferred tax	91	131
Income tax expense	$289	$161

Subject to the limitations described below, at December 31, 2021, we have cumulative federal and state net operating loss carryforwards of approximately $4.1 million and $217.6 million available to reduce federal and state taxable income, respectively, which begin to expire in 2035. Additionally, we have $214.8 million of federal net operating loss carryforwards which carryforward indefinitely. We have cumulative federal and state tax credit carry forwards of $8.1 million and $3.1 million, respectively, available to reduce federal and state income taxes which begin to expire in 2035 and 2031, respectively.

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

The components of net deferred income tax assets (liabilities) as of December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$59,771	$34,749
Research and development credits	10,574	7,584
Equity-based compensation	1,810	2,874
Capitalized costs	5,029	5,646
Operating lease liabilities	7,124	-
Accrued expenses and other temporary differences	921	1,020
Total deferred tax assets	85,229	51,873
Deferred tax liabilities:
Depreciation	(489)	(392)
Right-of-use assets, operating leases	(7,643)	-
Total deferred tax liabilities	(8,132)	(392)
Less: valuation allowance	(77,391)	(51,683)
Total net deferred tax assets (liabilities)	$(294)	$(202)

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Management believes that it is more likely than not that the Company’s U.S. deferred income tax assets will not be realized. As such, there is a full valuation allowance against the net U.S. deferred tax assets as of December 31, 2021 and 2020. The Company is in a net deferred tax liability position in the United Kingdom and believes it is more likely than not that the foreign deferred income tax assets will be realized. As such, there is no valuation allowance against the U.K. deferred tax assets. The valuation allowance in the U.S. increased by approximately $25.7 million during the year ended December 31, 2021 primarily as a result of the increase in net operating loss carryforwards. The valuation allowance increased by approximately $21.4 million during the year ended December 31, 2020 primarily as a result of the increase in net operating loss carryforwards.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

(Amounts in thousands, excluding share and per share items or as otherwise noted)

The Company did not have unrecognized tax benefits as of December 31, 2021 or 2020. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	As of December 31,
	2021	2020
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of federal benefit	5.1%	6.4%
Stock compensation	-3.1%	0.0%
Permanent differences	-0.2%	0.1%
Research and development credit benefit	2.7%	4.1%
Change in valuation allowance	-25.8%	-32.0%
Effective income tax rate	-0.3%	-0.4%

The Company’s remains subject to examination by U.S. Federal, state, local, and foreign tax authorities for tax years 2018 through 2021. With a few exceptions, we are no longer subject to U.S. Federal, state, local, and foreign examinations by tax authorities for the tax year 2017 and prior. However, net operating losses from the tax year 2017 and prior would be subject to examination if and when used in a future tax return to offset taxable income.

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

12. Related Party Transactions

Manufacturing agreement

During November 2020, we entered into a manufacturing partnership with ElevateBio, LLC. Dr. Ansbert Gadicke is a member of the board of directors at the Company and ElevateBio, LLC. The agreement is to establish a manufacturing partnership with ElevateBio, LLC for production of the Company’s clinical trial products. During the year ended December 31, 2021, we incurred $1,786 in expenses and have incurred additional costs of $252 for equipment owned by us for use by ElevateBio, LLC.

Consulting arrangements

On October 1, 2015, the Company entered into a consulting agreement with Dr. Patrick Baeuerle. Pursuant to the consulting agreement, Dr. Baeuerle agreed to perform such consulting, advisory and related services to and for the Company as may be reasonably requested. In exchange, the Company agreed to pay Dr. Baeuerle a consulting fee of €15 per month. On November 1, 2016, the Company amended the consulting agreement to revise Dr. Baeuerle’s consulting fee to be €3 per month. Dr. Baeuerle is also eligible for an annual bonus equal to 33% of the annual fees paid under the consulting agreement, subject to the discretion of the Company's Board of Directors based on Dr. Baeuerle’s performance and the Company's performance. The term of the agreement is one year, and automatically extends for additional one-year periods unless terminated. Dr. Baeuerle was a member of the Company's Board of Directors and is a managing director at MPM Capital, the beneficial owner of more than 5% of the Company's voting securities. As of August 24, 2021, Dr. Baeuerle resigned from the Board of Directors and is no longer considered a related party. During the year ended December 31, 2020, we incurred fees and travel related expenses to Dr. Baeuerle in the amount of $74 under the consulting agreement. During 2021, and prior to his departure from the board, we incurred fees and travel related expenses of $39 under the consulting agreement.

13. Restructuring

During December 2021, the Company decided to wind down its operations in the United Kingdom and consolidated manufacturing operations in the United States. The Company expects the restructuring to be completed during the first quarter of 2022.

During 2021, the Company incurred the following expenses which are included in research and development expenses on the statements of operations. Amounts included in lease costs below relate to our estimated obligation for the 12-month termination

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

(Amounts in thousands, excluding share and per share items or as otherwise noted)

period for the Catapult facility, which was set to expire in April 2022, and also a payment for additional space at a separate facility which was committed to during 2021 but never executed.

	For the Year Ended December 31, 2021
	Severance and Related Costs	Lease and Other costs	Asset Impairment Costs	Total
Expense	$885	$2,217	$559	$3,661

Accrued Restructuring Expenses

Balances related to this restructuring included in accrued expenses on the balance sheet are as follows:

	As of December 31, 2021
	Severance and Related Costs	Lease and Other costs	Total
Expense	$885	$2,217	$3,102
Cash payments	(701)	-	(701)
Accrued expense	$184	$2,217	$2,401

14. Subsequent Event

As previously described in our Form 8-K filing dated November 1, 2021 and as part of consolidating manufacturing in the United States, we have executed a new agreement with ElevateBio LLC for a second clean room to manufacture gavo-cel and future products.

On February 11, 2022, our Board of Directors approved the TCR2 Therapeutics Inc. 2022 Inducement Plan (Inducement Plan) pursuant to Listing Rule 5635(c)(4) of the corporate governance rules of the NASDAQ Stock Market, and reserved 1,400,000 shares of our Common Stock for issuance employees of the Company under the Inducement Plan.

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

Our management, with the participation of our Chief Executive Officer (who serves as our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management concludes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information

As previously disclosed, Mayur (Ian) Somaiya resigned from his position as our Chief Financial Officer and principal financial and accounting officer in December 2021. On March 19, 2022, our Board of Directors appointed Garry E. Menzel, our current Chief Executive Officer and principal executive officer, as our principal financial officer and principal accounting officer.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors, executive officers and other key employees as of March 18, 2022.

Name	Age	Position
Executive Officers
Garry E. Menzel	57	President, Chief Executive Officer and Director
Rosemary Harrison	39	Chief Business and Strategy Officer
Angela Justice	49	Chief People Officer
Peter Olagunju	44	Chief Technical Officer
Alfonso Quintas Cardama	51	Chief Medical Officer

Non-Employee Directors
Andrew Allen (1)(2)(4)	55	Director
Ansbert Gadicke (3)(4)	64	Director
Neil W. Gibson (1)(2)	65	Director
Priti Hegde (3)	50	Director
Axel Hoos (3)	52	Director
Shawn Tomasello (2)(3)	63	Director
Stephen Webster (1)(4)	61	Chairman of the Board of Directors

(1)
Member of audit committee
(2)
Member of compensation committee
(3)
Member of corporate governance and nominating committee
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

Rosemary Harrison, Ph.D. Dr. Harrison joined TCR2 in January 2022 as Chief Business and Strategy Officer. She brings nearly 20 years of global experience working on strategic planning, portfolio management and business development at both pharmaceutical and biotechnology companies. Prior to joining the Company, she was Senior Vice President of Corporate Development and Strategy at Trillium Therapeutics from October 2020 to November 2021 where she led its acquisition by Pfizer for $2.22 billion in November 2021. Before that, Dr. Harrison served in strategic and research roles within RA Capital Management from June 2018 to June 2019, as Head of Rare Diseases at Imbria Pharmaceuticals from June 2019 to March 2020, and as Head of Portfolio Management and Strategic Planning at the Novartis Institutes for Biomedical Research from March 2015 to May 2018. Earlier in her career, Dr Harrison served as a consultant at Bain & Company where she advised on corporate strategic and operational programs. Dr. Harrison holds a Bachelor of Biotechnology in Drug Design and Development and a Ph.D. from The University of Queensland.

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

Peter Olagunju. Mr. Olagunju joined TCR² in July 2021 as Chief Technical Officer. He brings over 20 years of experience in cell and gene therapy, clinical development, program management, manufacturing and technical operations. Prior to joining the

Company, from March 2020 to July 2021, he was Senior Vice President of Technical Operations at FerGene Inc., where he led the technical operations function for the commercialization of a gene therapy for bladder cancer. Before that, from February 2015 to March 2020, Mr. Olagunju held several roles of increasing responsibility at bluebird bio, Inc., including as Vice President of Global Patient Operations where he was the program lead and functional head of manufacturing supporting the European approval for ZYNTEGLO®, a transformational gene therapy for Transfusion dependent Thalassemia. Earlier in his career, he held senior positions in Commercial Technical Operations and served as the Head of Quality at Dendreon Corp. and ZymoGenetics, Inc. Mr. Olagunju holds an M.B.A. from the University of Washington and a B.S. in Biology from the University of Illinois at Urbana-Champaign.

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

Non-Employee Directors

Andrew Allen, M.D., Ph.D. Dr. Allen joined our Board of Directors in December 2018. Dr. Allen is a co-founder of Gritstone Oncology, Inc., and has served as its President and Chief Executive Officer since August 2015. Dr. Allen previously co-founded Clovis Oncology, Inc., a public pharmaceutical development company, and served as its executive vice president of clinical and preclinical development and chief medical officer from April 2009 to July 2015. Prior to that, he was chief medical officer at Pharmion Corporation from 2006 to 2008. Previously, Dr. Allen served in clinical development leadership roles at Chiron Corporation and Abbott Laboratories, and worked at McKinsey & Company, where he advised life science companies on strategic issues. He currently serves on the Board of Directors of Gritstone Oncology, Inc., Sierra Oncology, Inc., Revitope Oncology, Inc. and Verge Genomics, Inc. Dr. Allen previously served on the Boards of Directors for Epizyme, Inc. from 2014 until 2021 and Cell Design Labs, a private biotechnology company, from November 2015 until its acquisition by Gilead Sciences, Inc. in December 2017. Dr. Allen qualified in medicine at Oxford University and received a Ph.D. in immunology from Imperial College of Science, Technology and Medicine in London. We believe Dr. Allen is qualified to serve on our Board of Directors due to his educational experience and his experience as a founder and senior executive of biotechnology and pharmaceutical companies.

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

Neil Gibson, Ph.D. Dr. Gibson joined our Board of Directors in February 2018. Dr. Gibson served as Senior Vice President to COI Pharmaceuticals, Inc., an accelerator company focused on the creation and development of unique drug discover companies, from 2016 to 2021. As SVP for COI, Dr. Gibson served as President and CEO of Adanate from 2017 to 2021, and President and CEO of PDI Therapeutics from 2017 to 2020. From 2015 to 2016, Dr. Gibson served as Senior Vice President and Chief Development Officer to BioAtla LLC. From 2011 to 2015, he served as Chief Scientific Officer of Regulus Therapeutics Inc., and from 2007 to 2011 he was Chief Scientific Officer of Pfizer Oncology based in La Jolla, CA. Dr. Gibson is a member of the Board of Directors of Shattuck Labs, Inc. and Instill Bio, Inc. Dr. Gibson received his Ph.D. from the University of Aston and his B.Sc. from the University of Strathclyde. We believe Dr. Gibson is qualified to serve on our Board of Directors because of his extensive experience in the life sciences industry.

Priti Hegde, Ph.D. Dr. Hegde joined our Board of Directors in August 2021. Dr. Hegde has served as is Chief Scientific Officer of Foundation Medicine Inc. since 2019, where she oversees clinical product development, cancer genomics, regulatory and early stage research to advance their leading comprehensive genomic profiling portfolio. Previously, Dr. Hegde held roles of increasing responsibility at Genentech for 12 years, including as Senior Director in Oncology Biomarker Development from 2016 to 2019, during which she established and led the biomarker group accountable for translational science strategies in cancer immunotherapy and was responsible for clinical translation strategies for more than 18 therapeutic programs in over 100 Phase I-III global clinical trials. Dr. Hegde was also instrumental in the approvals for Tecentriq® (atezolizumab), a PD-L1 immunotherapy, in both the United States and European Union, as well as its forthcoming diagnostic filings. Prior to joining Genentech, Dr. Hegde was the manager of disease and biomarker transcriptomics at GlaxoSmithKline. She completed her post-doctoral fellowship at The Institute for Genomic Research and holds a Ph.D. in Biochemical Pharmacology from SUNY Buffalo, as well as a B. Pharmacy degree from Mumbai University, India. We believe Dr. Hegde is qualified to serve as a member of our Board of Directors because of her extensive scientific background and experience serving as an executive in the life sciences industry.

Axel Hoos, MD, Ph.D. Dr. Axel Hoos joined our Board of Directors in April 2020. Dr. Hoos has served as Chief Executive Officer and a member of the Board of Directors of Scorpion Therapeutics, Inc. since 2021. Dr. Hoos also serves as Chairman of the Board of Trustees of the Sabin Vaccine Institute, is Co-founder and Director on the Board of Imugene, a biotech company, Co-Director of the Cancer Immunotherapy Consortium and Scientific Advisory Board Member of the Cancer Research Institute. Prior to Scorpion Therapeutics, Dr. Hoos was Senior Vice President, R&D Governance Chair, and Therapeutic Area Head for Oncology at GlaxoSmithKline Pharmaceuticals (GSK). He served as Therapeutic Area Head at GSK from 2012 to 2021 and was responsible for the Oncology business including discovery and development with the four focus areas of immuno-oncology, epigenetics, cell & gene therapy and synthetic lethality. He served as R&D Governance Chair at GSK from 2018 to 2021 where he oversaw technical and funding review committees. Prior to GSK, Dr. Hoos was the Global Medical Lead in Immunology/Oncology at Bristol-Myers Squibb where he developed Yervoy (Ipilimumab) which was the first checkpoint inhibitor drug in immuno-oncology. Dr. Hoos was also Senior Director of Clinical Development at Agenus Bio. Dr. Hoos holds an MD from Ruprecht-Karls-University and a PhD in molecular oncology from the German Cancer Research Center (DKFZ). He trained in surgery at the Technical University in Munich and at Memorial Sloan-Kettering Cancer Center in New York City (where he also studied molecular pathology and tumor immunology). He is an alumnus of the Program for Leadership Development at Harvard Business School. We believe Dr. Hoos is qualified to serve as a member of our Board of Directors because of his extensive background in oncology and experience in the life sciences industry.

Shawn Tomasello. Ms. Tomasello joined our Board of Directors in February 2021. Ms. Tomasello served as the Chief Commercial Officer of Kite Pharma, where she oversaw the global commercialization of Yescarta, from 2015 to 2018 including through its acquisition by Gilead for $11.9 billion in October 2017. She was previously Chief Commercial Officer at Pharmacyclics, where she led commercial and medical affairs activities for Imbruvica®, a first-in-class treatment for hematologic malignancies, from August 2014 until its acquisition by AbbVie for $21.0 billion in August 2015. Prior to Pharmacyclics, Ms. Tomasello served in leading commercial roles with multiple major pharmaceutical companies, including Celgene as President of the Americas Hematology and Oncology, where she led the company through five successful product launches encompassing 11 indications and played a critical role in acquisitions. Ms. Tomasello also serves as a director for UroGen Pharma Ltd., Gamida Cell Ltd., Mesoblast Ltd., and 4D Molecular Therapeutics, Inc. Ms. Tomasello received her B.S. in Marketing from the University of Cincinnati and her M.B.A. from Murray State University in Kentucky. We believe Ms. Tomasello is qualified to serve as a member of our Board of Directors because of her experience serving in various commercial roles in the life sciences industry.

Stephen Webster. Mr. Webster joined our Board of Directors in May 2020 and became our Chairman in January of 2022. Mr. Webster served as the Chief Financial Officer of Spark Therapeutics, a publicly traded gene therapy biotechnology company, from July 2014 until its acquisition by Roche for $4.8 billion in December 2019. He was previously Senior Vice President (SVP) and Chief Financial Officer of Optimer Pharmaceuticals, a publicly traded biotechnology company, from July 2012 until its acquisition by Cubist Pharmaceuticals in October 2013. Prior to joining Optimer, Mr. Webster served as SVP and Chief Financial Officer of Adolor Corporation, a biopharmaceutical company, from 2008 until its acquisition by Cubist Pharmaceuticals in 2011. Mr. Webster also served in leadership positions in the investment banking healthcare groups of Broadpoint Capital and PaineWebber Incorporated. Mr. Webster has served as a director of NextCure since April 2019, Nabriva Therapeutics AG (formerly Nabriva Therapeutics plc) since August 2016 and Cullinan Oncology, Inc. since 2020. Mr. Webster received an A.B. in Economics from Dartmouth College and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania. We believe Mr. Webster is qualified to serve as a member of our Board of Directors because of his extensive background in finance and experience serving as an executive in the life sciences industry.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of the Company with the SEC.

Based solely on a review of on Forms 3, 4 and 5 and any amendments thereto filed electronically with the Securities and Exchange Commission with respect to the most recent fiscal year and written representations from the reporting persons, we believe all Section 16(a) filing requirements were satisfied in 2021.

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

Item 11. Executive Compensation

Executive Compensation Overview

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to and earned by each individual who served as our principal executive officer at any time during our years ended December 31, 2021 and to our next two most highly compensated executive officers in respect of their service to our company for our years ended December 31, 2021. We refer to these individuals as our named executive officers. Our named executive officers are:

▪
Garry Menzel, our President and Chief Executive Officer;
▪
Alfonso Quintás Cardama, our Chief Medical Officer; and
▪
Peter Olangunju, our Chief Technical Officer.

Our executive compensation program is based on a pay-for-performance philosophy. Compensation for our executive officers is composed primarily of the following main components: base salary, bonus and equity incentives in the form of stock options. Our executive officers, like all full-time employees, are eligible to participate in our health and welfare benefit plans. As a publicly traded company, we periodically re-evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances require.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to and earned by our named executive officers for services rendered to us in all capacities during our years ended December 31, 2021 and 2020.

Name and principal position	Year	Salary	Bonus		Option Awards (1)	Non-equity plan compensation (2)	All other compensation	Total
Garry Menzel, President and Chief Executive Officer	2021	$579,600	$-		$987,734	$328,500	$8,700	$1,904,534
	2020	560,000	-		5,196,450	372,680	8,550	6,137,680
Alfonso Quintás Cardama, Chief Medical Officer	2021	467,303	-		370,481	192,600	8,700	1,039,084
	2020	451,500	-		2,142,210	218,526	8,550	2,820,786
Peter Olagunju, Chief Technical Officer (4)	2021	178,598	50,000	(5)	2,428,751	73,700	5,125	2,736,174

1.
The amounts reported in the “Option Awards” column reflects the aggregate grant date fair value of stock options awarded during the indicated year computed in accordance with the provisions of Financial Accounting Standards Board ASC Topic 718. See Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report regarding assumptions underlying the valuation of equity awards.
2.
The amounts reported reflect annual bonuses earned based upon achievement of company and individual performance metrics. Amounts reflected are paid in the year subsequent to the performance year.
3.
The amounts reported reflect 401(k) matching contributions.
4.
Mr. Olagunju commenced employment with us in June 2021. The amount reported as salary reflects the amount actually earned following his commencement of employment. In addition, his annual bonus was prorated to reflect his partial year of service.
5.
Represents a signing bonus paid to Mr. Olagunju upon his commencement of employment with us.

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

Non-Equity Incentive Plan Compensation

We have a formal performance-based bonus plan under our senior executive cash bonus plan. Our employment arrangements with our named executive officers provide that the executive may be eligible to earn an annual performance bonus of up to a target percentage of the executive’s base salary, as described further below under the section entitled “––Employment Arrangements and Severance Agreements with our Named Executive Officers”. Payment of 2021 annual bonuses was based in part on us achieving certain research and product development, capital raising and other target goals. Our compensation committee evaluated our performance 2021 and determined to pay bonuses to each of our named executive officers in the amounts as set forth in the Summary Compensation Table above under the heading “Non-Equity Incentive Plan Compensation”. From time to time, our Board of Directors or compensation committee may approve additional annual bonuses for our named executive officers based on individual performance, company performance or as otherwise determined to be appropriate.

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

We typically grant stock option awards at the start of employment to each executive officer and our other employees as well as on an annual basis for retention purposes. We award our stock options on the date our Board of Directors approves the grant. We set the option exercise price equal to the fair market value of our common stock on the date of grant. See “— Outstanding Equity Awards at Fiscal Year-End” below for additional information.

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

Garry Menzel

In December 2018, we entered into an employment agreement with Dr. Menzel, effective upon the closing of the IPO. Dr. Menzel is currently entitled to receive an annual base salary of $602,800 and an annual target bonus equal to 55% of his annual base salary based upon our Board of Directors’ or the compensation committee of the Board of Directors’ assessment of Dr. Menzel’s performance and our performance. This employment agreement also includes a reaffirmation of Dr. Menzel’s Employee Confidentiality and Assignment Agreement, which contains continuing obligations to us, including provisions on proprietary information, assignment of inventions, non-competition and non-solicitation of customers and employees. Dr. Menzel’s employment agreement provides that, in the event that his employment is terminated by us without “cause” or by him for “good reason,” then subject to the execution and effectiveness of a separation agreement and release, he will be entitled to receive (i) an amount equal to (x) 12 months of base salary payable on our normal payroll cycle if such termination is not in connection with a “change in control” or (y) 18 months of base salary if such termination is in connection with a “change in control,” payable on our normal payroll cycle, provided that in either case, if Dr. Menzel commences new employment, all payments shall cease; and (ii) payment of the monthly employer COBRA premium for the same level of group health coverage as in effect for Dr. Menzel on the date of termination up to (x) 12 months if such termination is not in connection with a “change in control,” and (y) 18 months if such termination is in connection with a “change in control.” In addition, if within 12 months following a “change in control,” Dr. Menzel’s employment is terminated by us without “cause” or he resigns for “good reason,” then subject to the execution of the separation agreement and release, all time-based stock options and other time-based stock-based awards held by Dr. Menzel will accelerate and vest immediately.

Alfonso Quintás Cardama

In December 2018, we entered into an employment agreement with Dr. Quintás Cardama, effective upon the closing of the IPO. Dr. Quintás Cardama is currently entitled to receive an annual base salary of $486,000 and an annual target bonus equal to 40% of his annual base salary based upon our Board of Directors’ or the compensation committee of the Board of Directors’ assessment of Dr. Quintás Cardama’s performance and our performance. This employment agreement also includes a reaffirmation of Dr. Quintás Cardama’s Employee Confidentiality and Assignment Agreement, which contains continuing obligations to us including provisions on proprietary information, assignment of inventions, non-competition and non-solicitation of customers and employees. Dr. Quintás Cardama’s employment agreement provides that, in the event that his employment is terminated by us without “cause” or by him for “good reason,” then subject to the execution and effectiveness of a separation agreement and release, he will be entitled to receive (i) an amount equal to (x) nine months of base salary payable on our normal payroll cycle if such termination is not in connection with a “change in control” or (y) 12 months of base salary if such termination is in connection with a “change in control,” payable on our normal payroll cycle, provided that in either case, if Dr. Quintás

Cardama commences new employment, all payments shall cease; and (ii) payment of the monthly employer COBRA premium for the same level of group health coverage as in effect for Dr. Quintás Cardama on the date of termination for up to (x) nine months if such termination is not in connection with a “change in control,” and (y) 12 months if such termination is in connection with a “change in control.” In addition, if within 12 months following a “change in control,” Dr. Quintás Cardama’s employment is terminated by us without “cause” or he resigns for “good reason,” then subject to the execution of the separation agreement and release, all time-based stock options and other time-based stock-based awards held by Dr. Quintás Cardama will accelerate and vest immediately.

Peter Olagunju

In July of 2021, we entered into an employment agreement with Mr. Olagunju when he joined the us as our Chief Technical Officer. Mr. Olagunju is currently entitled to receive an annual base salary of $417,200 and an annual target bonus equal to 40% of his annual base salary based upon our Board of Directors’ or the compensation committee of the Board of Directors’ assessment of Mr. Olagunju’s performance and our performance. This employment agreement also incorporates Mr. Olagunju’s Employee Confidentiality and Assignment Agreement, which contains continuing obligations to us including provisions on proprietary information, assignment of inventions, non-competition and non-solicitation of customers and employees. Mr. Olagunju's employment agreement provides that, in the event that his employment is terminated by us without “cause” or by him for “good reason,” then subject to the execution and effectiveness of a separation agreement and release, he will be entitled to receive (i) an amount equal to (x) nine months of base salary payable on our normal payroll cycle if such termination is not in connection with a “change in control” or (y) 12 months of base salary if such termination is in connection with a “change in control,” payable on our normal payroll cycle, provided that in either case, if Mr. Olagunju commences new employment, all payments shall cease; and (ii) payment of the monthly employer COBRA premium for the same level of group health coverage as in effect for Mr. Olagunju on the date of termination for up to (x) nine months if such termination is not in connection with a “change in control,” and (y) 12 months if such termination is in connection with a “change in control.” In addition, if within 12 months following a “change in control,” Mr. Olagunju’s employment is terminated by us without “cause” or he resigns for “good reason,” then subject to the execution of the separation agreement and release, all time-based stock options and other time-based stock-based awards held by Mr. Olagunju will accelerate and vest immediately.

Outstanding Equity Awards

The following table sets forth information concerning outstanding equity awards held by our named executive officers as of December 31, 2021.

	Option Awards (1)
NAME	Number of securities Underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Garry Menzel	138,031	-	(2)	$0.74	12/7/2027
	369,890	63,147	(3)	5.88	7/25/2028
	354,452	131,654	(4)	16.11	4/10/29
	80,500	87,500	(5)	16.10	12/18/2029
	-	245,000	(6)	31.83	12/9/30
	-	305,800	(7)	5.21	12/8/2031
Alfonso Quintás Cardama	31,582	-	(8)	0.74	10/9/2027
	42,346	-	(2)	0.74	12/7/2027
	77,489	13,230	(3)	5.88	7/25/2028
	154,074	57,228	(4)	16.11	4/10/2029
	34,547	37,553	(5)	16.10	12/18/2029
	-	101,000	(6)	31.83	12/9/30
	-	114,700	(7)	5.21	12/8/2031
Peter Olagunju	-	286,367	(9)	12.69	7/25/2031
	-	47,100	(7)	5.21	12/8/2031

1.
Option awards vest over four years, with 25% vesting on the first anniversary of the vesting commencement date, and the remainder vesting in 36 equal monthly installments thereafter, subject to continued employment with us.
2.
Represents stock options granted on December 7, 2017, with a vesting start date of December 6, 2017.
3.
Represents stock options granted on July 26, 2018, with a vesting start date of July 26, 2018.
4.
Represents stock options granted on April 11, 2019, with a vesting start date of January 1, 2019.
5.
Represents stock options granted on December 19, 2019, with a vesting start date of January 1, 2020.

6.
Represents stock options granted on December 10, 2020, with a vesting start date of January 1, 2021.
7.
Represents stock options granted on December 9, 2021, with a vesting start date of January 1, 2022.
8.
Represents stock options granted on October 10, 2017, with a vesting start date of October 10, 2017.
9.
Represents stock options granted on July 26, 2021, with a vesting start date of July 26, 2021.

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

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors and received compensation for such service during the year ended December 31, 2021. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors in 2021. Dr. Menzel, our President and Chief Executive Officer, did not receive any compensation for his service as a member of our Board of Directors. Dr. Menzel’s compensation for service as an employee for year ended December 31, 2021 is presented in “Executive Compensation—Summary Compensation Table.” We reimburse members of our Board of Directors for reasonable travel and out-of-pocket expenses incurred in connection with attending Board of Directors and committee meetings.

Director Compensation Table — 2021

NAME	Fees earned or paid in cash ($)	Option awards ($)(1)		All other compensation ($)	Total ($)
Andrew Allen	$47,500	$39,083		$-	$86,583
Ansbert Gadicke	-	-		-	-
Patrick Baeuerle	-	-		47,019	47,019
Neil W. Gibson	53,438	39,083		-	92,521
Priti Hegde	10,391	287,015		-	297,406
Axel Hoos	39,000	39,083		-	78,083
Shawn Tomasello	33,000	372,406	(4)	-	405,402
Stephen Webster	50,000	39,083		-	89,083
(1)
Represents stock options granted to our non-employee directors in 2021. In accordance with SEC rules, these columns reflect the aggregate grant date fair value of the option awards granted during 2021 computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions.
(2)
The following table provides information regarding the number of shares of common stock underlying stock options granted to our non-employee directors that were outstanding as of December 31, 2021:

NAME	Option Awards Outstanding as of December 31, 2021
Andrew Allen	43,542
Ansbert Gadicke	-
Patrick Baeuerle	71,950
Neil W. Gibson	43,542
Priti Hegde	37,068
Axel Hoos	33,796
Shawn Tomasello	31,468
Stephen Webster	34,682

(3)
Dr. Baeuerle provided services to us pursuant to the terms of the consulting agreements with Dr. Baeuerle . The amounts reported in the "All Other Compensation" column presented above are related to these consulting services for the year ended December 31, 2021. The amount for Dr. Baeuerle includes fees paid prior to his resignation from the Board of Directors.
(4)
Ms. Tomasello provides consulting services to the Company for which she was awarded 4,177 non-qualified stock options on February 3, 2021 with an exercise price of $17.21. This grant vests 25% on February 3, 2022, with the remainder vesting in 24 equal monthly installments thereafter.

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

In addition, each non-employee director elected or appointed to our Board of Directors that is not affiliated with a 5% holder of our stock will be granted an initial one-time equity award of a stock option with a grant date fair value of approximately $400,000, based on the current fair market value of the Company’s common stock, which will vest 25% on the one-year anniversary of the date of grant, with the remainder vesting in 24 equal monthly instalments, subject to continued service through such vesting date(s). In addition, at the end of each year, each non-employee director that is not affiliated with a 5% holder will be granted an equity award of a stock option with a grant date fair value of approximately $200,000, based on the current fair market value of the Company’s common stock, which will vest 25% on the one-year anniversary of the January 1, that immediately follows the grant date, with the remainder vesting in 24 equal monthly installments subject to continued service as a director through such vesting date(s). At the end of 2021 we granted an option to purchase 12,100 shares, the same number of shares granted at the end of 2020, to each non-employee director that is not affiliated with a 5% holder rather than an option for a number of shares with a market value of approximately $200,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2021. As of December 31, 2021, we had two equity compensation plans, our 2018 Plan and our Employee Stock Purchase Plan, which were approved by our Board of Directors and our stockholders.

	Equity Compensation Plans
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	6,247,335		690,976
Equity compensation plans not approved by stockholders	—		—
Total	6,247,335		690,976

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock outstanding as of March 7, 2022 for:

•
each person, or group of affiliated persons, who is known by us to be the beneficial owner of five percent or more of our outstanding common stock;
•
each of our directors;
•
each of our named executive officers; and
•
all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of March 7, 2022 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise indicated below, the address of each officer, director and five percent stockholder listed below is c/o TCR2 Therapeutics Inc., 100 Binney Street, Suite 710, Cambridge, MA 02142.

The percentage of beneficial ownership in the table below is based on 38,546,345 shares of common stock deemed to be outstanding as of March 7, 2022.

	Common stock beneficially owned
	Shares	Percentage
5% or Greater Stockholders
Entities affiliated with MPM Capital (1)	4,229,134	10.92%
UBS Oncology Impact Fund, L.P. (2)	3,370,982	8.75%
Entities affiliated with Tang Capital Partners L.P. (3)	2,800,000	7.26%
BlackRock, Inc. (4)	2,401,745	6.23%

Directors, Named Executive Officers and Other Executive Officers
Garry Menzel (5)	1,653,745	4.19%
Alfonso Quintás Cardama (6)	500,701	1.28%
Peter Olagunju (7)	2,192	*
Ansbert Gadicke (8)	7,600,116	19.63%
Andrew Allen (9)	18,902	*
Neil Gibson (10)	18,902	*
Priti Hegde	—	*
Axel Hoos (11)	8,831	*
Shawn Tomasello (12)	6,656	*
Stephen Webster (13)	9,274	*
All executive officers and directors as a group (12 persons) (14)	9,983,152	24.48%

* Less than one percent.

1.
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
2.
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
3.
Based solely on a Schedule 13G/A filed by Tang Capital Partners, LP; Tang Capital Management, LLC, the general partner of Tang Capital Partners; and Kevin Tang, the manager of Tang Capital Management on March 4, 2022, consists of 2,800,000 shares of common stock held by Tang Capital Partners, LP, Tang Capital Management, LLC, and Kevin Tang. The address of Mr. Tang and these entities is 4747 Executive Drive, Suite 210, San Diego, CA 92121.
4.
Based solely on a Schedule 13G/A filed by BlackRock, Inc. on February 3, 2022, consists of 2,401,745 shares of common stock held by BlackRock, Inc. The address of this entity is 55 East 52nd Street, New York, NY 10055.

5.
Consists of (i) 180,932 shares of common stock, (ii) options to purchase 1,388,286 shares of common stock exercisable within 60 days of March 7, 2022 and (ii) 84,527 shares of common stock held by Dr. Garry Menzel, as Trustee of the Garry E. Menzel and Mary E. Henshall Family Trust, under instrument of trust dated July 29, 2010. Dr. Menzel is the trustee of the Garry E. Menzel and Mary E. Henshall Family Trust and may be deemed to beneficially own these securities.
6.
Consists of (i) 46,915 shares of common stock and (ii) options to purchase 453,786 shares of common stock exercisable within 60 days of March 7, 2022.
7.
Consists of 2,192 shares of common stock.
8.
Consists of all shares of common stock held by entities affiliated with MPM Capital and all shares of common stock held by UBS Oncology Impact Fund, L.P. See notes (1) and (2) above.
9.
Consists of options to purchase 18,902 shares of common stock exercisable within 60 days of March 7, 2022.
10.
Consists of options to purchase 18,902 shares of common stock exercisable within 60 days of March 7, 2022.
11.
Consists of options to purchase 8,831 shares of common stock exercisable within 60 days of March 7, 2022.
12.
Consists of options to purchase 6,656 shares of common stock exercisable within 60 days of March 7, 2022.
13.
Consists of options to purchase 9,274 shares of common stock exercisable within 60 days of March 7, 2022.
14.
Consists of (i) 7,746,106 shares common stock, (ii) options to purchase 2,058,777 shares of common stock exercisable within 60 days of March 7, 2022 and (iii) warrants to purchase 178,269 shares of common stock exercisable within 60 days of March 7, 2022, held by twelve executive officers and directors, and entities affiliated with such executive officers and directors, as described in notes (5) through (13) above.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions or series of transactions since January 1, 2021 to which we were or will be a party, in which:

•
the amount involved in the transaction exceeds, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2020 and 2021); and
•
in which any of our executive officers, directors or holder of five percent or more of any class of our capital stock, including their immediate family members or affiliated entities, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and our directors are described elsewhere in this Annual Report under “Director Compensation” and “Executive Compensation.”

All amounts in thousands unless otherwise noted

Manufacturing agreement

During November 2020, we entered into a manufacturing partnership with ElevateBio, LLC. Dr. Ansbert Gadicke is a member of the Board of Directors at the Company and ElevateBio, LLC. The agreement is to establish a manufacturing partnership with ElevateBio, LLC for production of the Company’s clinical trial products. During the year ended December 31, 2021, we incurred $1.8 million in expenses and have incurred additional costs of $252 for equipment owned by us for use by ElevateBio, LLC.

Harpoon Therapeutics, Inc. License Agreement

In June 2017, we entered into a license agreement with Harpoon Therapeutics, Inc. (Harpoon), under which Harpoon provides us with rights to use certain Harpoon intellectual property relating to antibody-based protein binders and related know-how developed by Harpoon. In return, we provide Harpoon with the right to use antibody-based protein binders developed by us. Each license granted under this Harpoon license agreement is non-exclusive. Affiliates of MPM Capital that own shares of our common stock are stockholders in Harpoon.

Amended and Restated Investors’ Rights Agreement

We are a party to an amended and restated investors’ rights agreement, or the Investors’ Rights Agreement, dated as of February 28, 2018, with holders of our previously outstanding Series A preferred stock and Series B preferred stock, including certain of our 5% stockholders and their affiliates and entities affiliated with certain of our officers and directors. The Investors’ Rights Agreement provides these holders the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing.

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

In March 2022, our Board of Directors undertook a review of the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that all members of our Board of Directors, except Garry Menzel, are independent directors, including for purposes of Nasdaq and SEC rules. In making that determination, our Board of Directors considered the relationships that each director has with us and all other facts and circumstances the Board of Directors deemed relevant in determining independence, including the potential deemed beneficial ownership of our capital stock by each director, including non-employee directors that are affiliated with certain of our major stockholders. There are no family relationships among any of our directors or executive officers.

Audit Committee

As of March 1, 2022, our audit committee consists of Andrew Allen, Neil Gibson and Stephen Webster and is chaired by Stephen Webster. The functions of the audit committee include:

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

The audit committee held four meetings during 2021. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the audit committee charter is available on our website at investors.tcr2.com/corporate-governance/governance-overview. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Compensation Committee

As of March 1, 2022, our compensation committee consists of Andrew Allen, Shawn Tomasello and Neil Gibson, and is chaired by Neil Gibson. The functions of the compensation committee include:

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
•
reviewing and approving the retention or termination of any consulting firm or outside adviser to assist in the evaluation of compensation matters; and
•
reviewing matters relating to environmental, social and governance strategy and reporting, corporate citizenship, talent management, culture and diversity and inclusion initiatives.

Each member of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code).

The compensation committee held four meetings during 2021. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the compensation committee charter is available on our website at investors.tcr2.com/corporate-governance/governance-overview. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Nominating and Corporate Governance Committee

As of March 1, 2022, our nominating and corporate governance committee consists of Ansbert Gadicke, Priti Hegde, Axel Hoos, and Shawn Tomasello and is chaired by Ansbert Gadicke. The functions of the nominating and corporate governance committee include:

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

The nominating and corporate committee held three meetings during 2021. The nominating and corporate committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the nominating and corporate committee charter is available on our website at investors.tcr2.com/corporate-governance/governance-overview. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Finance and Strategy Committee

Our finance and strategy committee consists of Ansbert Gadicke, Andrew Allen and Stephen Webster and is chaired by Ansbert Gadicke. The purpose of the finance and strategy committee is to consider and make recommendations to our Board of Directors regarding issues impacting our financial structure and strategic direction, including, but not limited to, our capital structure, business development activities and financing strategy, as well as the overall scope and focus of our business and operations. The finance and strategy committee held one meeting during 2021.

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

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.

The Audit Committee has selected KPMG LLP as our independent registered public accounting firm for the years ended December 31, 2021 and 2020. In addition to retaining KPMG LLP to audit our consolidated financial statements for the years ended December 31, 2021 and 2020, we may engage the firm from time to time during the year to perform other services.

The following table sets forth the aggregate fees billed by KPMG LLP in connection with services rendered during the last two fiscal years.

	For the Years Ended
	2021	2020
Audit fees	$634,000	$598,000
Audit-related fees	—	—
Tax fees	—	—
Other fees	1,780	1,780
	$635,780	$599,780

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

In fiscal 2021 and 2020, no services other than those discussed above were provided by KPMG LLP.

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

The Audit Committee annually evaluates the qualifications, performance and independence of the Company’s independent registered public accounting firm. It selected KPMG as the Company’s independent registered public accounting firm for 2021. This selection was subsequently approved by the Board. The Audit Committee has reviewed and discussed with management and with KPMG the Company’s audited consolidated financial statements for the year ended December 31, 2021. In addition, the Audit Committee has discussed with KPMG the matters that independent registered public accounting firms must communicate to audit committees under applicable PCAOB standards.

The Audit Committee has also discussed and confirmed with KPMG its independence from the Company and received all written disclosures and correspondence required by the PCAOB Ethics and Independence requirements. The Audit Committee has evaluated and concluded the non-audit services provided by KPMG to the Company do not impair KPMG’s independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board that the audited consolidated financial statements for the year ended December 31, 2021 and the related footnotes be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3. Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX
Number	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38811	3.1	2/25/2019
3.2	Amended and Restated By-laws of the Registrant	8-K	001-38811	3.2	2/25/2019
3.3	Amendment No. 1 to Amended and Restated By-Laws of the Registrant	10-K	001-38811	3.3	3/16/2021
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated February 28, 2018	S-1	333-229066	4.1	12/28/2018
4.2	Form of Specimen Common Stock Certificate	S-1	333-229066	4.2	2/1/2019
4.3	Form of Common Stock Warrant	S-1	333-229066	4.3	12/28/2018
4.4	Description of Registrant’s Securities	10-K	001-38811	4.4	03/16/2021
10.1#	2015 Stock Option and Grant Plan and forms of award agreements thereunder	S-1	333-229066	10.1	12/28/2018
10.2#	2018 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1	333-229066	10.2	2/1/2019
10.3#	Senior Executive Cash Incentive Bonus Plan	S-1	333-229066	10.3	12/28/2018
10.4#	2018 Employee Stock Purchase Plan	S-1	333-229066	10.4	2/1/2019
10.5#	Form of Director Indemnification Agreement	S-1	333-229066	10.5	12/28/2018
10.6#	Form of Officer Indemnification Agreement	S-1	333-229066	10.6	12/28/2018
10.7	Lease Agreement, dated as of June 30, 2017, by and between ARE-MA Region No. 45, LLC and the Registrant	S-1	333-229066	10.7	12/28/2018
10.8#	Form of Amended and Restated Employment Agreement	S-1	333-229066	10.8	12/28/2018
10.9†	License Agreement, dated as of June 21, 2017, by and between Harpoon Therapeutics, Inc. and the Registrant	S-1	333-229066	10.9	12/28/2018
10.10	Royalty Transfer Agreement, dated as of May 26, 2016, by and among the Registrant, MPM Oncology Charitable Foundation, Inc. and the UBS Optimus Foundation	S-1	333-229066	10.13	12/28/2018
10.11	Letter Agreement, dated as of May 26, 2016, by and among the Registrant, MPM Oncology Charitable Foundation, the UBS Optimus Foundation and UBS Oncology Impact Fund L.P.	S-1	333-229066	10.14	12/28/2018
10.12#	Amendment #1 to 2018 Stock Option and Incentive Plan	10-Q	001-38811	10.1	5/13/2019
10.13#	2022 Inducement Plan and forms of award agreements thereunder					X
10.14	Lease Agreement, dated as of March 23, 2021, by and between ARE-Maryland No. 31, LLC and the Registrant	10-Q	001-38811	10.1	5/13/2021
21.1	Subsidiaries of the Registrant	S-1	333-229066	21.1	2/1/2019
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
EX-104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
#	Indicates a management contract or any compensatory plan, contract or arrangement
†	Confidential treatment has been granted as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
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

TCR[2] THERAPEUTICS INC.

March 22, 2022	By:	/s/ Garry E. Menzel
Garry E. Menzel
President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Garry E. Menzel with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Garry E. Menzel
Garry E. Menzel	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 22, 2022
/s/ Andrew Allen
Andrew Allen	Director	March 22, 2022
/s/ Ansbert Gadicke
Ansbert Gadicke	Director	March 22, 2022
/s/ Neil Gibson
Neil Gibson	Director	March 22, 2022
/s/ Priti Hegde
Priti Hegde	Director	March 22, 2022
/s/ Axel Hoos
Axel Hoos	Director	March 22, 2022
/s/ Shawn Tomasello
Shawn Tomasello	Director	March 22, 2022
/s/ Stephen Webster
Stephen Webster	Director	March 22, 2022