Form 10-Q
period 2022-03-31
TCR2 THERAPEUTICS INC.
filed 2022-05-12
CIK 1750019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, there were 38,546,345 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including, without limitation, risks, uncertainties and assumptions regarding the continuing impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

Part I

Item 1. Financial Statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$74,117	$222,564
Investments	158,071	43,029
Prepaid expenses and other current assets	15,115	10,534
Total current assets	247,303	276,127

Property and equipment, net	18,767	17,075
Right-of-use assets, operating leases	55,228	28,283
Restricted cash	1,158	1,156
Other assets, non-current	791	730
Total assets	$323,247	$323,371

Liabilities and stockholders’ equity
Accounts payable	$4,482	$2,144
Accrued expenses and other current liabilities	9,452	13,094
Operating lease liabilities	16,933	3,367
Total current liabilities	30,867	18,605

Operating lease liabilities, non-current	36,751	22,996
Other liabilities	313	293
Total liabilities	67,931	41,894

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2022 and December 31, 2021, respectively.	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 38,546,345 and 38,496,484 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in capital	634,300	631,008
Accumulated other comprehensive income (loss)	(344)	(13)
Accumulated deficit	(378,644)	(349,522)
Total stockholders’ equity	255,316	281,477
Total liabilities and stockholders’ equity	$323,247	$323,371

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$22,883	$15,924
General and administrative	6,320	5,668
Total operating expenses	29,203	21,592
Loss from operations	(29,203)	(21,592)

Interest income, net	117	116
Loss before income tax expense	(29,086)	(21,476)

Income tax expense	36	36
Net loss	$(29,122)	$(21,512)

Per share information
Net loss per share of common stock, basic and diluted	$(0.76)	$(0.58)

Weighted average shares outstanding, basic and diluted	38,513,104	37,062,604

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(29,122)	$(21,512)
Unrealized gain (loss) on investments, net	(331)	(107)
Comprehensive loss	$(29,453)	$(21,619)

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2021	38,496,484	$4	$631,008	$(349,522)	$(13)	$281,477
Exercise of stock options including ESPP shares issued	49,861	-	115	-	-	115
Stock-based compensation expense	-	-	3,177	-	-	3,177
Unrealized loss on investments	-	-	-	-	(331)	(331)
Net loss	-	-	-	(29,122)	-	(29,122)
Balance as of March 31, 2022	38,546,345	$4	$634,300	$(378,644)	$(344)	$255,316

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	33,516,795	$3	$486,197	$(249,715)	$63	$236,548
Issuance of common stock, net of issuance costs	4,590,164	1	131,329	-	-	131,330
Exercise of stock options including ESPP shares issued	52,243	-	376	-	-	376
Stock-based compensation expense	-	-	3,120	-	-	3,120
Unrealized loss on investments	-	-	-	-	(107)	(107)
Net loss	-	-	-	(21,512)	-	(21,512)
Balance as of March 31, 2021	38,159,202	$4	$621,022	$(271,227)	$(44)	$349,755

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(29,122)	$(21,512)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	706	513
Stock-based compensation expense	3,177	3,120
Amortization on investments	20	164
Deferred tax liabilities	21	36
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,400)	(2,265)
Operating leases, net	375	(3,808)
Accounts payable	1,756	1,684
Accrued expenses and other liabilities	(3,667)	(1,859)
Cash used in operating activities	(31,134)	(23,927)

Investing activities
Purchases of equipment	(1,911)	(1,491)
Software development costs	(66)	-
Purchases of investments	(148,382)	(40,732)
Proceeds from sale or maturity of investments	32,989	59,287
Cash provided by (used in) investing activities	(117,370)	17,064

Financing activities
Proceeds from public offering of common stock, net of issuance costs	-	131,330
Proceeds from the exercise of stock options	115	376
Payment of deferred offering costs	(56)	(164)
Cash provided by financing activities	59	131,542

Net change in cash, cash equivalents, and restricted cash	(148,445)	124,679
Cash, cash equivalents, and restricted cash at beginning of year	223,720	94,738
Cash, cash equivalents, and restricted cash at end of period	$75,275	$219,417

Supplemental disclosure of noncash activities
Property and equipment additions in accounts payable and accrued expenses	$1,099	$309
Right-of-use assets obtained in exchange for operating lease liabilities	$28,831	$21,240
Operating cash flows used in operating leases	$3,287	$1,661

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

Shelf registration statement

On March 16, 2021, the Company filed an automatic shelf registration statement on Form S-3 (the Shelf), with the Securities and Exchange Commission (SEC), which covers the offering, issuance and sale of an indeterminate amount of the Company’s common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Shelf was automatically effective when filed. On March 22, 2022, the Company amended the Shelf to cover the offering, issuance and sale of up to an aggregate of $300.0 million of the Company's common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The amendment to the Shelf was declared effective by the SEC on March 23, 2022. The Company previously entered into a sales agreement with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf, which we refer to as the ATM Program. As of March 31, 2022, no sales have been made under the Shelf or ATM Program.

Equity offerings

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

2. Liquidity

The Company’s operations to date have focused on organization and staffing, business planning, raising capital, acquiring technology and assets, manufacturing, and conducting preclinical studies and clinical activities. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company’s product candidates are subject to long development cycles and the Company may be unsuccessful in its efforts to develop, obtain regulatory approval for or market its product candidates.

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

The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of March 31, 2022 of $232.2 million will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these unaudited consolidated financial statements.

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2022 for the year ended December 31, 2021 (the 2021 Form 10-K). In the opinion of the Company's management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

As of March 31, 2022, the Company has manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in the vendors' ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Fair value of financial instruments

As of March 31, 2022 and December 31, 2021, the Company’s financial instruments consist of money market funds, U.S. Treasury securities, and corporate bonds and are included in investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2022 and December 31, 2021, cash equivalents consisted of U.S treasuries, corporate bonds, and government-backed money market funds.

Investments

As of March 31, 2022, all investments were classified as available-for-sale and were carried at their estimated fair value. We report available-for-sale investments at fair value at each balance sheet date, and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are determined using the specific-identification method, and are included in interest income, net in our consolidated statement of operations. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

Assets not placed in service

Assets not placed in service includes direct costs related to the acquisition of property including leasehold improvements. Such costs are not depreciated until the asset is completed and placed into service.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. During the year ended December 31, 2021, the Company recognized impairment of long-lived assets in association with the wind down of its manufacturing operations in the United Kingdom. See Note 11, Restructuring. No impairments of long-lived assets for the period ended March 31, 2022 were recognized.

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

Research and development expenses

Research and development costs are expensed as incurred and consist primarily of funds paid for employee wages and funds paid to third parties for the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, and regulatory compliance costs. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs.

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

The following potentially dilutive securities, on an as converted basis, have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2022 and 2021, as they would be antidilutive:

	As of March 31,
	2022	2021
Stock options outstanding	5,905,550	5,084,972
Common stock warrants	203,676	203,676
Restricted stock units	66,000	-
Employee stock purchase plan	10,169	1,573
Total	6,185,395	5,290,221

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

Preferred stock

The Board of Directors or any authorized committee thereof is expressly authorized, to the fullest extent permitted by law, to provide by resolution or resolutions for, out of the unissued shares of Undesignated Preferred Stock, the issuance of the shares of Undesignated Preferred Stock in one or more series of such stock, and by filing a certificate of designations pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of March 31, 2022, there are no preferred shares issued.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Reconciliation of cash, cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets to the total of the same such amounts shown in the unaudited consolidated statements of cash flows for the three months ended March 31, 2022 and 2021.

	As of March 31,
	2022	2021
Cash and cash equivalents	$74,117	$218,276
Restricted cash	1,158	1,141
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$75,275	$219,417

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

4. Investments and Fair Value Measurements

As of March 31, 2022, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$158,415	$-	$(344)	$158,071

As of December 31, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$33,048	$-	$(11)	$33,037
U.S. Treasury securities	9,994	-	(2)	9,992
Total	$43,042	$-	$(13)	$43,029

Investments in corporate bonds are in accordance with our corporate investment policy which requires investment in Investment Grade Bonds as defined by the three major bond-ratings agency.

The amortized cost and estimated fair value of marketable securities, by contractual maturity:

	March 31, 2022
	Amortized Cost	Fair Value
Due within one year or less	$158,415	$158,071

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

	December 31, 2021
	Amortized Cost	Fair Value
Due within one year or less	$43,042	$43,029

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

The guidance requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1—Quoted prices (unadjusted in active markets for identical assets or liabilities)

Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly

Level 3—Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions

As of March 31, 2022, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$69,896	$69,896	$69,896	$-	$-
U.S. Treasury securities	158,415	158,071	-	158,071	-
Total	$228,311	$227,967	$69,896	$158,071	$-

As of December 31, 2021, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$219,162	$219,162	$219,162	$-	$-
Corporate bonds	33,048	33,037	-	33,037	-
U.S. Treasury securities	9,994	9,992	-	9,992	-
Total	$262,204	$262,191	$219,162	$43,029	$-

(1) Includes cash sweep accounts, U.S. Treasury money market mutual fund, bank certificates of deposit, U.S. Treasury bills and corporate bonds that have a maturity of three months or less from the original acquisition date.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

5. Property and Equipment

Property and equipment, net, consisted of:

	As of
	March 31, 2022	December 31, 2021
Laboratory equipment	$12,057	$13,115
Computer hardware and equipment	-	54
Furniture and fixtures	326	376
Leasehold improvements	476	551
Assets not placed in service	10,710	7,592
	23,569	21,688
Less: accumulated depreciation	(4,802)	(4,613)
	$18,767	$17,075

Depreciation expense was $646 and $513 for the three months ended March 31, 2022 and 2021, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	March 31, 2022	December 31, 2021
Employee compensation and related benefits	$1,964	$4,631
Professional fees	766	413
Contract manufacturing organization fees	637	1,261
Contract research organization fees	3,124	2,810
Property received not yet invoiced	1,095	748
Accrued restructuring charges	1,570	2,401
Other	296	830
	$9,452	$13,094

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in the statements of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and as of March 31, 2022 and December 31, 2021. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation for the three months ended March 31, 2022 and 2021 nor has the Company accrued any liability as of March 31, 2022 or December 31, 2021.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

8. Leases

The Company leases all of its offices and facilities under operating leases. The Company has entered into various non-cancellable lease arrangements for facilities expiring at various times through 2036. Certain of these arrangements have free rent periods or escalating rent payment provisions. None of our leases include residual value guarantees.

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

Lab facility, Cambridge Massachusetts

In November 2020, the Company entered into a lease for office and laboratory facilities that expires in January 2024. Under the terms of the lease, the Company placed a $166 letter of credit into a restricted cash account as security for the facility.

Manufacturing facility, Waltham, Massachusetts

In November 2020, the Company entered into a manufacturing agreement with ElevateBio LLC (ElevateBio) which includes identified space dedicated to the Company. The Company determined that the agreement contained an embedded lease. The lease began in February 2021 when the Company obtained control of the dedicated manufacturing space and was for a contractual period ended July 2022.

In February 2022, the Company executed an agreement that expanded its partnership with ElevateBio by obtaining a second GMP manufacturing suite at ElevateBio BaseCamp in Waltham, Massachusetts through December 2023, and also updated terms in the original agreement. As a result of this agreement, the Company recorded additional right-of-use assets and operating lease liabilities of approximately $28.8 million to reflect this new agreement during the period ending March 31, 2022.

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

Right-of-use assets and lease liabilities:

	March 31, 2022	December 31, 2021
Assets:
Right-of-use assets, operating leases	$55,228	$28,283

Liabilities
Operating lease liabilities	$16,933	$3,367
Operating lease liabilities, non-current	36,751	22,996
Total lease liabilities	$53,684	$26,363

The components of the lease costs for the three months ended March 31, 2022 and 2021, were as follows:

	March 31, 2022	March 31, 2021
Operating lease costs	$3,432	$1,107
Short-term lease costs	209	128
Variable lease costs	1,060	1,095
Total lease costs	$4,701	$2,330

Weighted average remaining lease term and discount rate as of March 31, 2022 were as follows:

March 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	5.8
Weighted-average discount rate:
Operating leases	14.6%

The following table presents future minimum lease payments under operating leases as of March 31, 2022:

March 31, 2022
2022	$18,363
2023	26,924
2024	6,351
2025	5,255
2026	4,327
Thereafter	36,347
Total minimum payments required	97,567
Less amounts representing imputed interest	(43,883)
Present value of lease liabilities	$53,684

9. Stock-based Compensation

2018 Stock Option and Incentive Plan

In February 2019, the Company’s Board of Directors and stockholders approved the 2018 Stock Option and Incentive Plan (the 2018 Plan), which replaced the 2015 Stock Option and Grant Plan (the 2015 Plan). The shares under the 2015 Plan which were not issued were rolled into the 2018 Plan. The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and other stock-based awards. The Company’s officers, employees, directors, and other key persons (including consultants) are eligible to receive awards under the 2018 Plan. The maximum number of authorized shares to be issued under the 2018 Plan is 8,220,537 shares of common stock. The number of shares of common stock reserved for

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

issuance under the 2018 Plan shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Company's Board of Directors. The amount, terms of grants, and exercisability provisions are determined and set by the Compensation Committee of the Company’s Board of Directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors.

As of March 31, 2022, there were 2,345,204 shares of common stock available for future issuance under the 2018 Plan. Generally, options and restricted stock awards vest over a four-year period.

2022 Inducement Plan

On February 11, 2022, our Board of Directors approved the TCR2 Therapeutics Inc. 2022 Inducement Plan (Inducement Plan) pursuant to Listing Rule 5635(c)(4) of the corporate governance rules of the NASDAQ Stock Market, and reserved 1,400,000 shares of our Common Stock for issuance employees of the Company under the Inducement Plan. The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The purpose of the Inducement Plan is to encourage and enable the Company to grant equity awards to induce highly-qualified prospective officers and employees to accept employment and provide them a proprietary interest in the Company. The maximum number of authorized shares to be issued under the Inducement Plan is 1,400,000 shares of common stock. The amount, terms of grants, and exercisability provisions are determined and set by the Compensation Committee of the Company’s Board of Directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors.

As of March 31, 2022, there were 1,311,800 shares of common stock available for future issuance under the Inducement Plan. Generally, options and restricted stock awards vest over a four-year period.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Research and development	$1,455	$1,380
General and administrative	1,722	1,740
	$3,177	$3,120

Stock options

During the three months ended March 31, 2021, there were 137,868 grants of stock options, 20,006 options forfeited, and 44,239 options exercised.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

The following table summarizes the activity related to stock option grants to employees and non-employees for the three months ended March 31, 2022:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Balance as of December 31, 2021	6,181,335	$13.32	6.1
Granted	313,302	$3.69
Exercised	-
Forfeited	(597,104)	$13.19
Balance as of March 31, 2022	5,897,533	$12.82	7.7

Exercisable as of March 31, 2022	2,635,324	$12.58	6.1
Vested and expected to vest as of March 31, 2022	5,897,533	12.82

As of March 31, 2022, there was $25.4 million in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 2.5 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options for the three months ended March 31, 2022 and 2021 was determined using the methods and assumptions discussed below:

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
▪
The Company is traded on the Nasdaq Select Market. Fair value of the underlying common stock is determined by the stock price quoted on Nasdaq.

The grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.8%	1.0%
Expected term (in years)	6.1	6.0
Expected volatility	69.6%	76.3%
Annual dividend yield	0%	0%
Fair value of common stock	$2.32	$15.84

Restricted stock units

During the year ended 2021, the Company granted 66,000 RSUs to employees. The RSUs vest over two years. There were no RSUs granted during the quarter ending March 31, 2022.

The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2021 was $4.80.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

As of March 31, 2022, there was $272 of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 1.7 years.

Warrants

As of March 31, 2022 and December 31, 2021, there were 203,676 warrants outstanding. During the three months ended March 31, 2022 and 2021, the Company granted no warrants, and there were no forfeitures or exercises.

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

During the three months ended March 31, 2022 and 2021, there were 49,861 shares and 8,004 shares issued under the 2018 ESPP, respectively.

10. Related party transactions

Manufacturing agreement

During November 2020, the Company entered into a manufacturing partnership with ElevateBio, which was amended in February 2022. Dr. Ansbert Gadicke is a member of the board of directors at the Company and ElevateBio. The agreement is to establish a manufacturing partnership with ElevateBio for production of the Company’s clinical trial products. During the three months ended March 31, 2022, the Company has incurred $1,716 in expenses and has incurred additional costs of $57 for equipment owned by the Company for use by ElevateBio. During the three-months ended March 31, 2021, the Company has incurred $721 in expenses and incurred additional costs of $108 for equipment owned by the Company for use by ElevateBio.

11. Restructuring

During December 2021, the Company decided to wind down its operations in the United Kingdom and consolidated manufacturing operations in the United States. The Company expects the restructuring to be completed during the second quarter of 2022.

Restructuring expenses

During the three months ended March 31, 2021, the Company did not incur any restructuring costs. In December 2021, the Company elected to cease manufacturing operations at its Catapult facility. As a result, the Company recognized a $1.5 million variable lease cost as of December 31, 2021 reflecting its estimated obligation for the 12-month termination period associated with the Catapult lease agreement, as well as other restructuring related expenses incurred as a result of the decision to cease manufacturing operations at Catapult. During the three months ended March 31, 2022, the Company

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

incurred the following expenses associated with the restructuring which are included in research and development expenses on the statements of operations.

	For the Three Months Ended March 31, 2022
	Severance and Related Costs	Lease and Other costs	Asset Impairment Costs	Total
Expenses	$306	$257	$-	$563

Accrued restructuring expenses

Balances related to this restructuring included in accrued expenses on the balance sheet are as follows:

	Accrued Expenses
	Severance and Related Costs	Lease and Other costs	Total
Balance as of January 1, 2021	$-	$-	$-
Expenses	885	2,217	3,102
Cash payments	(701)	-	(701)
Balance as of December 31, 2021	184	2,217	2,401
Expenses	306	315	621
Adjustment of Expenses	-	(58)	(58)
Cash payments	(490)	(904)	(1,394)
Balance as of March 31, 2022	$-	$1,570	$1,570

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report’) filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report and this Quarterly Report.

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

•
In the first half of 2022, the Company initiated the Phase 2 expansion portion of the ongoing Phase 1/2 clinical trial of gavo-cel, its first-in-class TRuC-T cell targeting mesothelin-expressing solid tumors. Enrollment is ongoing and the Company expects to report initial data from the Phase 2 in the second half of 2022.
•
In mid-July 2022, the Company plans to present the complete Phase 1 dataset for gavo-cel from the dose escalation portion of the Phase 1/2 clinical trial of gavo-cel in patients with treatment refractory mesothelin-expressing solid tumors in mid-July 2022. The presentation will focus on safety, efficacy and translational data and include 30 patients from the Phase 1 dose escalation, with data from additional malignant pleural/peritoneal mesothelioma (MPM) and ovarian patients

Our next most advanced program is TC-510, our first enhanced TRuC-T cell targeting mesothelin-expressing solid tumors which incorporates a PD-1:CD28 chimeric switch receptor. In our preclinical studies of TC-510, we observed enhanced signaling, increased proliferation, reduced exhaustion and improved in vivo efficacy against tumors with high PD-L1 expression. Based on these preclinical studies, we believe we can improve on the efficacy of gavo-cel in specific hostile solid tumor microenvironment settings and potentially expand into new solid tumor indications.

•
In the first half of 2022, the Company announced the U.S. Food and Drug Administration (FDA) cleared the investigational new drug (IND) application for TC-510, a TRuC-T cell targeting mesothelin that co-expresses a PD-1:CD28 chimeric switch receptor. The Phase 1/2 clinical trial is evaluating the safety and efficacy of TC-510 in patients with mesothelin-expressing MPM, ovarian cancer, pancreatic cancer, colorectal cancer and triple negative breast cancer. The Company expects to report initial data from the Phase 1 in the second half of 2022.

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

In November 2020, we contracted with ElevateBio, LLC, to leverage the extensive technical capabilities at ElevateBio BaseCamp. The BaseCamp partnership enables us to utilize our own equipment in close proximity to our U.S. headquarters in Cambridge, MA and establish additional manufacturing capacity and technical capabilities in the U.S. and will support the Phase 2 expansion portion of the gavo-cel Phase 1/2 clinical trial. In February 2022, the Company executed an agreement that expanded our partnership with ElevateBio by obtaining a second GMP manufacturing suite at ElevateBio BaseCamp in Waltham, Massachusetts through December 2023.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2022, we had an accumulated deficit of $378.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

In the fourth quarter of 2021, we commenced efforts to consolidate our manufacturing operations in the United States. In connection with this plan, we closed our manufacturing facility in Stevenage, United Kingdom, at the end of 2021. In addition, in February 2022 we amended our agreement to expand our partnership with ElevateBio by partnering for a second GMP manufacturing suite at ElevateBio BaseCamp in Waltham, Massachusetts through December 2023.

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

Three Month Consolidated Statements of Operations

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021	Change
Operating expenses
Research and development	$22,883	$15,924	$6,959
General and administrative	6,320	5,668	652
Total operating expenses	29,203	21,592	7,611
Loss from operations	(29,203)	(21,592)	(7,611)

Interest income, net	117	116	1
Loss before income taxes	$(29,086)	$(21,476)	$(7,610)

Research and Development Expenses

Research and development expenses were $22.9 million for the three months ended March 31, 2022 compared to $15.9 million for the three months ended March 31, 2021. The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands).

	For the Three Months Ended March 31,
	2022	2021	Change
Clinical program expenses	$6,841	$3,369	$3,472
Platform development expenses	1,212	1,305	(93)
Personnel expenses	9,728	7,528	2,200
Allocated facility expenses	3,517	2,546	971
Other expenses	1,585	1,176	409
	$22,883	$15,924	$6,959

The $7.0 million increase in research and development expense for three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily attributable to an increase of $3.5 million in additional clinical program expenses which includes product manufacturing. Personnel costs increased by $2.2 million as we have increased our headcount and related personnel expenses. Facility costs increased $1.0 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to increased manufacturing space.

General and Administrative Expenses

General and administrative expenses were $6.3 million for the three months ended March 31, 2022, compared to $5.7 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $0.3 million, and an increase in legal and other expenses of $0.3 million.

Interest Income, net

There was no significant change in interest income, net for the periods ending March 31, 2022 and 2021.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from operations and have funded our operations with proceeds from the sale of our stock. During 2021, we raised $131.3 million from the sale of stock. Since our inception, we have received gross proceeds of $541.4 million from the sale of our stock. As of March 31, 2022, we had cash, cash equivalents, and investments of $232.2 million.

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

As of March 31, 2022, we had cash, cash equivalents and investments of $232.2 million. We believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements at least into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

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

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Operating activities	$(31,134)	$(23,927)
Investing activities	(117,370)	17,064
Financing activities	59	131,542

Operating Activities

During the three months ended March 31, 2022, we used $31.1 million of cash in operating activities, resulting primarily from our net loss of $29.1 million partially offset by non-cash charges of $3.9 million, which primarily related to depreciation and amortization, and stock-based compensation. Cash used by operating assets and liabilities was $5.9 million for the three months ended March 31, 2022 due to an $8.1 million use of cash for prepaid expenses and cash provided accrued liabilities, partially offset by a $1.8 million increase in accounts payable.

During the three months ended March 31, 2021, we used $23.9 million of cash in operating activities, resulting primarily from our net loss of $21.5 million partially offset by non-cash charges of $3.8 million, which primarily related to depreciation and amortization and stock-based compensation, and a net decrease in operating assets and liabilities of $6.2 million. The increase of non-cash charges for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is due to an increase in the number of employees which drives the amount of share-based compensation as well as a higher level of investment in property and equipment which increases the amount of depreciation. The net decrease in operating assets and liabilities was primarily attributable to payments for annual expenses paid during the first quarter of the year and amortized over the period of performance as well as lease payments for the Rockville manufacturing facility and payments to vendors as we service our clinical trials.

Investing Activities

During the three months ended March 31, 2022, cash used in investing activities was $117.4 million, consisting primarily of purchases of investments offset by proceeds from investments of $115.3 million and purchases of property and equipment and capitalized software development costs of $2.0 million.

During the three months ended March 31, 2021, cash provided by investing activities was $17.1 million, consisting primarily of proceeds from investments net of purchases of $18.6 million and purchases of property and equipment of $1.5 million.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million from the exercise of stock options including our ESPP purchases partially offset by deferred offering costs.

During the three months ended March 31, 2021, net cash provided by financing activities was $131.5 million primarily from our secondary equity offering of $131.3 million, $0.4 million from the exercise of stock options less deferred offering costs of $0.2 million.

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

While our significant accounting policies are described in more detail in Note 3 to our consolidated financial statements appearing elsewhere in this Quarterly Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Royalty Transfer Agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of (i) all global net sales of any of our products, if approved, and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in the statement of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribed no value to the royalty agreement at inception and as of March 31, 2022 and December 31, 2021. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer, who serves as our principal executive officer, principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter which ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 22, 2022.

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

We have incurred significant net losses in each period since our inception in May 2015. For the year to date period ended March 31, 2022, we incurred a net loss of $29.1 million. As of March 31, 2022, we had an accumulated deficit of $378.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $86.3 million, inclusive of the exercise of the underwriters' overallotment option. On July 31, 2020, we completed a stock offering raising gross proceeds of approximately $142.6 million. On January 22, 2021, we completed a stock offering raising gross proceeds of $140.0 million. As of March 31, 2022, we had cash, cash equivalents and short-term investments of approximately $232.2 million. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

We believe that our existing cash, cash equivalents and investments, including our net proceeds from the IPO and secondary offerings, will be sufficient to fund our operations through 2024. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Medical Officer, our Chief Technical Officer, our Chief Business and Strategy Officer and our Chief People Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

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

As of May 2, 2022, we had 145 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of March 31, 2022, we have a total of 38,546,345 shares of common stock outstanding. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Plan, our 2018 Employee Stock Purchase Plan and our 2022 Inducement Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. On July 31, 2020, we completed the sale of 9.2 million shares of stock in at a public offering price of $15.50 per share. We raised net cash proceeds of approximately $133.6 million from the offering. On January 22, 2021, we completed the sale of approximately 4.6 million shares of common stock in at a public offering price of $30.50 per share. We raised net cash proceeds of approximately $131.3 million from the offering. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $232.2 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since March 31, 2022, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities

Not Applicable.

Use of Proceeds from Initial Public Offering

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On May 11, 2022, the Company’s board of directors (the “Board”) approved an amendment and restatement of the Company’s Amended and Restated By-Laws, as amended (the “Restated By-laws”), which became effective as of the date of such Board approval. The Restated By-laws update the procedures for electronic stockholder meetings and electronic communications related thereto (Article I, Sections 1, 5, and 8). They also update the informational and procedural requirements for advance notice of stockholder proposals and the nomination of candidates for election as directors (Article I, Section 2). In addition, they contain conforming, clarifying, and updating changes to supplement the foregoing amendments, as well as certain other routine, technical, and non-substantive updates and revisions.

ITEM 6. EXHIBITS

Number	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38811	3.1	2/25/2019

3.2	Amended and Restated By-laws of the Registrant					X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

32.1+	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Date:	May 12, 2022	TCR[2] Therapeutics Inc.

		By:	/s/ Garry E. Menzel
Garry E. Menzel
President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)