Form 10-Q
period 2022-06-30
TCR2 THERAPEUTICS INC.
filed 2022-08-08
CIK 1750019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 38,606,424 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

TCR2 Therapeutics Inc.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in “Item 1A—Risk Factors,” and include, but are not limited to, the following:

•
Our approach to the discovery and development of product candidates based on our TRuC-T cell platform represents a novel approach to cancer treatment, which creates significant challenges for us. We are early in our development efforts. . Gavo-cel, our most advanced product candidate, is in the Phase 2 portion of the Phase 1/2 clinical trial, TC-510 is in the Phase 1 portion of the Phase 1/2 clinical trial, and our other product candidates are still in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•
We rely on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
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

Part I

Item 1. Financial Statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$44,211	$222,564
Investments	162,027	43,029
Prepaid expenses and other current assets	9,592	10,534
Total current assets	215,830	276,127

Property and equipment, net	27,712	17,075
Right-of-use assets, operating leases	62,293	28,283
Restricted cash	1,152	1,156
Other assets, non-current	1,057	730
Total assets	$308,044	$323,371

Liabilities and stockholders’ equity
Accounts payable	$5,470	$2,144
Accrued expenses and other current liabilities	12,528	13,094
Operating lease liabilities	20,574	3,367
Total current liabilities	38,572	18,605

Operating lease liabilities, non-current	43,209	22,996
Other liabilities	-	293
Total liabilities	81,781	41,894

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2022 and December 31, 2021, respectively.	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 38,598,916 and 38,496,484 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in capital	637,175	631,008
Accumulated other comprehensive income (loss)	(671)	(13)
Accumulated deficit	(410,245)	(349,522)
Total stockholders’ equity	226,263	281,477
Total liabilities and stockholders’ equity	$308,044	$323,371

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$25,767	$18,627	$48,650	$34,551
General and administrative	6,004	5,666	12,324	11,334
Total operating expenses	31,771	24,293	60,974	45,885
Loss from operations	(31,771)	(24,293)	(60,974)	(45,885)

Interest income, net	298	32	415	148
Loss before income tax expense	(31,473)	(24,261)	(60,559)	(45,737)

Income tax expense	128	51	164	87
Net loss	$(31,601)	$(24,312)	$(60,723)	$(45,824)

Per share information
Net loss per share of common stock, basic and diluted	$(0.82)	$(0.64)	$(1.58)	$(1.22)

Weighted average shares outstanding, basic and diluted	38,566,954	38,176,025	38,540,178	37,622,390

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(31,601)	$(24,312)	$(60,723)	$(45,824)
Unrealized gain (loss) on investments, net	(327)	25	(658)	(82)
Comprehensive loss	$(31,928)	$(24,287)	$(61,381)	$(45,906)

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2021	38,496,484	$4	$631,008	$(349,522)	$(13)	$281,477
Exercise of stock options including ESPP shares issued	49,861	-	115	-	-	115
Stock-based compensation expense	-	-	3,177	-	-	3,177
Unrealized loss on investments	-	-	-	-	(331)	(331)
Net loss	-	-	-	(29,122)	-	(29,122)
Balance as of March 31, 2022	38,546,345	$4	$634,300	$(378,644)	$(344)	$255,316
Issuance of common stock, net of issuance costs	10,498	-	-	-	-	-
Exercise of stock options including ESPP shares issued	42,073	-	28	-	-	28
Stock-based compensation expense	-	-	2,847	-	-	2,847
Unrealized loss on investments	-	-	-	-	(327)	(327)
Net loss	-	-	-	(31,601)	-	(31,601)
Balance as of June 30, 2022	38,598,916	$4	$637,175	$(410,245)	$(671)	$226,263

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	33,516,795	$3	$486,197	$(249,715)	$63	$236,548
Issuance of common stock, net of issuance costs	4,590,164	1	131,329	-	-	131,330
Exercise of stock options including ESPP shares issued	52,243	-	376	-	-	376
Stock-based compensation expense	-	-	3,120	-	-	3,120
Unrealized loss on investments	-	-	-	-	(107)	(107)
Net loss	-	-	-	(21,512)	-	(21,512)
Balance as of March 31, 2021	38,159,202	$4	$621,022	$(271,227)	$(44)	$349,755
Exercise of stock options including ESPP shares issued	22,129	-	204	-	-	204
Stock-based compensation expense	-	-	3,219	-	-	3,219
Unrealized gain on investments	-	-	-	-	25	25
Net loss	-	-	-	(24,312)	-	(24,312)
Balance as of June 30, 2021	38,181,331	$4	$624,445	$(295,539)	$(19)	$328,891

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(60,723)	$(45,824)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,410	1,203
Stock-based compensation expense	6,024	6,339
(Accretion) / Amortization on investments	(140)	417
Deferred tax liabilities	(293)	63
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,119	(490)
Operating leases, net	3,410	(3,415)
Accounts payable	(881)	2,587
Accrued expenses and other liabilities	(591)	178
Cash used in operating activities	(50,665)	(38,942)

Investing activities
Purchases of equipment	(7,893)	(2,184)
Software development costs	(295)	(128)
Purchases of investments	(186,006)	(40,732)
Proceeds from sale or maturity of investments	66,490	105,518
Cash provided by (used in) investing activities	(127,704)	62,474

Financing activities
Proceeds from public offering of common stock, net of issuance costs	-	131,330
Proceeds from the exercise of stock options	143	580
Payment of deferred offering costs	(131)	(246)
Cash provided by financing activities	12	131,664

Net change in cash, cash equivalents, and restricted cash	(178,357)	155,196
Cash, cash equivalents, and restricted cash at beginning of year	223,720	94,738
Cash, cash equivalents, and restricted cash at end of period	$45,363	$249,934

Supplemental disclosure of noncash activities
Property and equipment additions in accounts payable and accrued expenses	$4,724	$395
Right-of-use assets obtained in exchange for operating lease liabilities	$40,628	$21,241
Operating cash flows used in operating leases	$6,920	$6,379

See accompanying notes to unaudited consolidated financial statements

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

1. Organization and Description of Business

TCR2 Therapeutics Inc. (the Company) is a clinical-stage cell therapy company with a pipeline of novel T cell therapies for cancer patients suffering from solid tumors. The Company was incorporated under the laws of the State of Delaware on May 29, 2015 under the name TCR2, Inc. In November 2016, the Company changed its name to TCR2 Therapeutics Inc. The Company’s principal operations are located in Cambridge, Massachusetts.

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

The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of June 30, 2022 of $206.2 million will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these unaudited consolidated financial statements.

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

Use of estimates

The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these unaudited consolidated financial statements include, but are not limited to, the measurement of right-of-use assets and lease liabilities, accrued expenses, the fair value of the royalty transfer agreement obligations, and the fair value of stock-based compensation awards granted under the Company’s equity-based compensation plans. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the unaudited consolidated financial statements, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

As of June 30, 2022, the Company has manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in the vendors' ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Fair value of financial instruments

As of June 30, 2022 and December 31, 2021, the Company’s financial instruments consist of money market funds, U.S. Treasury securities, and corporate bonds and are included in investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2022 and December 31, 2021, cash equivalents consisted of U.S treasuries, corporate bonds, and government-backed money market funds.

Investments

As of June 30, 2022, all investments were classified as available-for-sale and were carried at their estimated fair value. We report available-for-sale investments at fair value at each balance sheet date, and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are determined using the specific-identification method, and are included in interest income, net in our consolidated statement of operations. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

Assets not placed in service

Assets not placed in service includes direct costs related to the acquisition of property and equipment including leasehold improvements. Such costs are not depreciated until the asset is completed and placed into service.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. During the year ended December 31, 2021, the Company recognized impairment of long-lived assets in association with the wind down of its manufacturing operations in the United Kingdom. See Note 11, Restructuring. No impairments of long-lived assets for the period ended June 30, 2022 were recognized.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases are classified at their commencement date, which is defined as the date on which the lessor makes the underlying asset available for use by the lessee, as either operating or finance leases based on the economic substance of the agreement. The Company recognizes lease right-of-use assets and related liabilities in its consolidated balance sheets for both operating and finance leases. Lease liabilities are measured at the lease commencement date as the present value of the future lease payments using the interest rate implicit in the lease, or the incremental borrowing rate if the rate implicit in the lease is not readily determinable. Lease right-of-use assets are measured as the lease liability plus initial direct costs and prepaid lease payments less expected lease incentives. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised. The Company recognizes operating lease costs in operating expenses in its consolidated statements of operations, inclusive of rent escalation provisions and rent holidays, on a straight-line basis over the respective lease term.

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

The following potentially dilutive securities, on an as converted basis, have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2022 and 2021, as they would be antidilutive:

	As of June 30,
	2022	2021
Stock options outstanding	5,844,822	5,202,147
Common stock warrants	203,676	203,676
Restricted stock units	83,000	-
Employee stock purchase plan	35,621	7,618
Total	6,167,119	5,413,441

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

Preferred stock

The Board of Directors or any authorized committee thereof is expressly authorized, to the fullest extent permitted by law, to provide by resolution or resolutions for, out of the unissued shares of Undesignated Preferred Stock, the issuance of the shares of Undesignated Preferred Stock in one or more series of such stock, and by filing a certificate of designations pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of June 30, 2022, there are no preferred shares issued.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Reconciliation of cash, cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets to the total of the same such amounts shown in the unaudited consolidated statements of cash flows for the six months ended June 30, 2022 and 2021.

	As of June 30,
	2022	2021
Cash and cash equivalents	$44,211	$248,793
Restricted cash	1,152	1,141
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$45,363	$249,934

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

4. Investments and Fair Value Measurements

As of June 30, 2022, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$162,698	$-	$(671)	$162,027

As of December 31, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$33,048	$-	$(11)	$33,037
U.S. Treasury securities	9,994	-	(2)	9,992
Total	$43,042	$-	$(13)	$43,029

Investments in corporate bonds are in accordance with our corporate investment policy which requires investment in Investment Grade Bonds as defined by the three major bond-ratings agency.

The amortized cost and estimated fair value of marketable securities, by contractual maturity:

	June 30, 2022
	Amortized Cost	Fair Value
Due within one year or less	$162,698	$162,027

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

The guidance requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1—Quoted prices (unadjusted in active markets for identical assets or liabilities)

Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly

Level 3—Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions

As of June 30, 2022, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$40,856	$40,856	$40,856	$-	$-
U.S. Treasury securities	162,698	162,027	-	162,027	-
Total	$203,554	$202,883	$40,856	$162,027	$-

As of December 31, 2021, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$219,162	$219,162	$219,162	$-	$-
Corporate bonds	33,048	33,037	-	33,037	-
U.S. Treasury securities	9,994	9,992	-	9,992	-
Total	$262,204	$262,191	$219,162	$43,029	$-

(1) Includes cash sweep accounts, U.S. Treasury money market mutual fund, bank certificates of deposit, U.S. Treasury bills and corporate bonds that have a maturity of three months or less from the original acquisition date.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

5. Property and Equipment

Property and equipment, net, consisted of:

	As of
	June 30, 2022	December 31, 2021
Laboratory equipment	$11,862	$13,115
Computer hardware and equipment	-	54
Furniture and fixtures	326	376
Leasehold improvements	477	551
Assets not placed in service	20,475	7,592
	33,140	21,688
Less: accumulated depreciation	(5,428)	(4,613)
	$27,712	$17,075

Depreciation expense was $1.3 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	June 30, 2022	December 31, 2021
Employee compensation and related benefits	$3,053	$4,631
Professional fees	586	413
Contract manufacturing organization fees	1,189	1,261
Contract research organization fees	3,880	2,810
Property received not yet invoiced	3,028	748
Accrued restructuring charges	-	2,401
Other	792	830
	$12,528	$13,094

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in the statements of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and as of June 30, 2022 and December 31, 2021. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation for the three and six months ended June 30, 2022 and 2021 nor has the Company accrued any liability as of June 30, 2022 or December 31, 2021.

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

Operating Leases

Office space and lab facility, Cambridge, Massachusetts

In March 2018, the Company entered into a lease for office and laboratory facilities that expires in July 2025. Under the terms of the lease, the Company placed a $0.3 million letter of credit into a restricted cash account as security for the facility.

Office space, Cambridge, Massachusetts

In September 2019, the Company entered into a lease for office facilities that expires in August 2024. Under the terms of the lease, the Company placed a $0.1 million letter of credit into a restricted cash account as security for the facility.

Lab facility, Cambridge Massachusetts

In November 2020, the Company entered into a lease for office and laboratory facilities that expires in January 2024. Under the terms of the lease, the Company placed a $0.2 million letter of credit into a restricted cash account as security for the facility.

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

Manufacturing facility, Rockville, Maryland

In March 2021, the Company entered into a lease for a new manufacturing facility for an initial term of 15 years through June 2036. The Company also has an option to extend the term of the lease for two

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

consecutive terms of five years each. The Company placed a $0.6 million letter of credit into a restricted cash account as security for the facility.

During the second quarter of 2022, our right-of-use asset and associated lease liabilities related to the Rockville, Maryland facility increased by $11.8 million due to a change in expected reimbursements.

Right-of-use assets and lease liabilities:

	June 30, 2022	December 31, 2021
Assets:
Right-of-use assets, operating leases	$62,293	$28,283

Liabilities
Operating lease liabilities	$20,574	$3,367
Operating lease liabilities, non-current	43,209	22,996
Total lease liabilities	$63,783	$26,363

The components of the lease costs for the six months ended June 30, 2022 and 2021, were as follows:

	June 30, 2022	June 30, 2021
Operating lease costs	$9,479	$3,552
Short-term lease costs	417	261
Variable lease costs	2,271	2,115
Total lease costs	$12,167	$5,928

Weighted average remaining lease term and discount rate as of June 30, 2022 were as follows:

June 30, 2022
Weighted-average remaining lease term (in years)
Operating leases	7.2
Weighted-average discount rate:
Operating leases	14.3%

The following table presents future minimum lease payments under operating leases as of June 30, 2022:

June 30, 2022
2022	$14,468
2023	26,864
2024	6,351
2025	5,255
2026	4,327
Thereafter	48,143
Total minimum payments required	105,408
Less amounts representing imputed interest	(41,625)
Present value of lease liabilities	$63,783

9. Stock-based Compensation

2018 Stock Option and Incentive Plan

In February 2019, the Company’s Board of Directors and stockholders approved the 2018 Stock Option and Incentive Plan (the 2018 Plan), which replaced the 2015 Stock Option and Grant Plan (the 2015 Plan). The shares under the 2015 Plan which were not issued were rolled into the 2018 Plan. The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and other stock-based awards. The Company’s officers, employees, directors, and other key persons (including consultants) are eligible to receive awards under the 2018 Plan. The maximum number of authorized shares to be issued under the 2018

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Plan is 8,262,610 shares of common stock. The number of shares of common stock reserved for issuance under the 2018 Plan shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Company's Board of Directors. The amount, terms of grants, and exercisability provisions are determined and set by the Compensation Committee of the Company’s Board of Directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors.

As of June 30, 2022, there were 2,820,605 shares of common stock available for future issuance under the 2018 Plan. Generally, options and restricted stock awards vest over a four-year period.

2022 Inducement Plan

On February 11, 2022, our Board of Directors approved the TCR2 Therapeutics Inc. 2022 Inducement Plan (Inducement Plan) pursuant to Listing Rule 5635(c)(4) of the corporate governance rules of the NASDAQ Stock Market, and reserved 1,400,000 shares of our Common Stock for issuance employees of the Company under the Inducement Plan. The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The purpose of the Inducement Plan is to encourage and enable the Company to grant equity awards to induce highly qualified prospective officers and employees to accept employment and provide them a proprietary interest in the Company. The maximum number of authorized shares to be issued under the Inducement Plan is 1,400,000 shares of common stock. The amount, terms of grants, and exercisability provisions are determined and set by the Compensation Committee of the Company’s Board of Directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors.

As of June 30, 2022, there were 922,900 shares of common stock available for future issuance under the Inducement Plan. Generally, options and restricted stock awards vest over a four-year period.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,127	$1,431	$2,582	$2,811
General and administrative	1,720	1,788	3,442	3,528
	$2,847	$3,219	$6,024	$6,339

Stock options

During the six months ended June 30, 2021, there were 317,568 grants of stock options, 68,419 options forfeited, and 66,368 options exercised.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

The following table summarizes the activity related to stock option grants to employees and non-employees for the six months ended June 30, 2022:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Balance as of December 31, 2021	6,181,335	$13.32	6.1
Granted	704,902	3.17
Exercised	(43,667)	0.74
Forfeited	(1,005,765)	13.54
Balance as of June 30, 2022	5,836,805	12.15	7.9

Exercisable as of June 30, 2022	2,534,529	13.06	6.5
Vested and expected to vest as of June 30, 2022	5,836,805	12.15

As of June 30, 2022, there was $22.3 million in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 2.3 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options for the six months ended June 30, 2022 and 2021 was determined using the methods and assumptions discussed below:

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
▪
The Company is traded on the Nasdaq Global Select Market. Fair value of the underlying common stock is determined by the stock price quoted on Nasdaq.

The grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	2.6%	1.0%
Expected term (in years)	6.1	6.1
Expected volatility	71.9%	76.2%
Annual dividend yield	0%	0%
Fair value of common stock	$2.06	$13.64

Restricted stock units

During the six months ended June 30, 2021, the Company granted no RSUs to employees. During the quarter ending June 30, 2022 the Company granted 23,000 RSUs to employees which vest over two years.

The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2022 was $2.32.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

As of June 30, 2022, there was $0.3 million of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

Warrants

As of June 30, 2022 and December 31, 2021, there were 203,676 warrants outstanding. During the six months ended June 30, 2022 and 2021, the Company granted no warrants, there were no forfeitures, or exercises.

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

During the six months ended June 30, 2022 and 2021, there were 49,861 shares and 8,004 shares issued under the 2018 ESPP, respectively.

10. Related-party transactions

Manufacturing agreement

During November 2020, the Company entered into a manufacturing partnership with ElevateBio, which was amended in February 2022. Dr. Ansbert Gadicke is a member of the board of directors at the Company and ElevateBio. The agreement is to establish a manufacturing partnership with ElevateBio for production of the Company’s clinical trial products. During the six months ended June 30, 2022, the Company has incurred $7.1 million in expenses and has incurred additional costs of $0.1 million for equipment owned by the Company for use by ElevateBio. During the six months ended June 30, 2021, the Company has incurred $0.2 million in expenses and incurred additional costs of $0.3 million for equipment owned by the Company for use by ElevateBio.

11. Restructuring

During December 2021, the Company decided to wind down its operations in the United Kingdom and consolidated manufacturing operations in the United States. The Company completed the restructuring during the second quarter of 2022.

Restructuring expenses

During the six months ended June 30, 2021, the Company did not incur any restructuring costs. In December 2021, the Company elected to cease manufacturing operations at its Catapult facility. As a result, the Company recognized a $1.5 million variable lease cost as of December 31, 2021 reflecting its estimated obligation for the 12-month termination period associated with the Catapult lease agreement, as well as other restructuring related expenses incurred as a result of the decision to cease manufacturing operations at Catapult. During the six months ended June 30, 2022, the Company incurred

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

the following expenses associated with the restructuring which are included in research and development expenses on the statements of operations.

	Six Months Ended June 30, 2022
	Severance and Related Costs	Lease and Other costs	Asset Impairment Costs	Total
Expenses	$306	$228	$-	$534

Accrued restructuring expenses

Balances related to this restructuring included in accrued expenses on the balance sheet are as follows:

	Accrued Expenses
	Severance and Related Costs	Lease and Other costs	Total
Balance as of January 1, 2021	$-	$-	$-
Expenses	885	2,217	3,102
Cash payments	(701)	-	(701)
Balance as of December 31, 2021	184	2,217	2,401
Expenses	306	285	591
Adjustment of Expenses	-	(57)	(57)
Cash payments	(490)	(2,445)	(2,935)
Balance as of June 30, 2022	$-	$-	$-

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

Our lead TRuC-T cell targeting mesothelin-expressing solid tumors is gavocabtagene autoleucel (gavo-cel, formerly TC-210). We are conducting our Phase 1/2 clinical trial for gavo-cel to treat patients with non-small cell lung cancer (NSCLC), ovarian cancer, malignant pleural/peritoneal mesothelioma (MPM) or cholangiocarcinoma. We estimate the patient population for gavo-cel in the four indications which we are exploring in our clinical trial is up to 81,000 patients in the United States alone.

In the first half of 2022, we initiated the Phase 2 expansion portion of our ongoing Phase 1/2 clinical trial of gavo-cel, our first-in-class TRuC-T cell targeting mesothelin-expressing solid tumors. Enrollment is ongoing and we expect to provide an update from the Phase 2 portion of the ongoing gavo-cel Phase 1/2 clinical trial in the second half of 2022.

In September 2022, we plan to present the Phase 1 dataset for gavo-cel from the dose escalation portion of the Phase 1/2 clinical trial of gavo-cel in patients with treatment refractory mesothelin-expressing solid tumors. The presentation will focus on safety, efficacy and translational data and will include at least 30 patients from the Phase 1 dose escalation, with data from additional MPM and ovarian patients.

Our next most advanced program is TC-510, our first enhanced TRuC-T cell targeting mesothelin-expressing solid tumors which incorporates a PD-1:CD28 chimeric switch receptor. In preclinical studies of TC-510, we observed enhanced signaling, increased proliferation, reduced exhaustion and improved in vivo efficacy against tumors with high PD-L1 expression. Based on these preclinical studies, we believe TC-510 can improve on the efficacy of gavo-cel in specific hostile solid tumor microenvironment settings and potentially expand into new solid tumor indications.

In the first half of 2022, we announced that the U.S. Food and Drug Administration (FDA) cleared the investigational new drug (IND) application and we initiated the Phase 1 dose escalation portion of the Phase 1/2 clinical trial of TC-510. The Phase 1/2 clinical trial is evaluating the safety and efficacy of TC-510 in patients with mesothelin-expressing MPM, ovarian cancer, pancreatic cancer, colorectal cancer and triple negative breast cancer. Enrollment is ongoing and we expect to report initial data from the Phase 1 in the second half of 2022.

In addition to our lead clinical program, we are expanding our pipeline by utilizing our versatile platform to address some of the primary challenges to cell therapies such as the hostile and immunosuppressive tumor microenvironment. These include enhancements, such as: TC-510, our TRuC-T cell co-expressing a PD-1:CD28 chimeric switch receptor that converts inhibitory PD-1 signaling into positive costimulation and TC-520, our TRuC-T cell co-expressing IL-15 pathway enhancements to improve T cell persistence; dual targeting TRuC-T cells to combat tumor heterogeneity; and other accessories to combat the tumor microenvironment. We are also pursuing new targets for which we believe TRuC-T cells offer advantages over existing therapeutic modalities. We continue to assess our allogeneic, or off-the-shelf, TRuC-T cell approaches to simplify manufacturing, reduce cost of therapy, and improve patient access. In January 2022, we announced a strategic research collaboration and non-exclusive license agreement with Arbor Biotechnologies focused on the further development of allogeneic TRuC-T cell therapies.

We continue to invest in our clinical and commercial manufacturing network in a capital efficient manner which will provide capacity in a regulated timeline that aligns with preparation for a commercial launch for gavo-cel. We are devoting extensive resources in process development and manufacturing to optimize the reliability of our product candidates and reduce manufacturing costs and time.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of June 30, 2022, we had an accumulated deficit of $410.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
initiate and conduct clinical trials for our product candidates;
•
continue to discover and develop additional product candidates;
•
acquire or in-license other product candidates and technologies;
•
maintain, expand, and protect our intellectual property portfolio;
•
hire additional clinical and scientific personnel;
•
expand our manufacturing capabilities with third parties;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials; and
•
add operational, financial, and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and our operations as a public reporting company.

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

The COVID-19 pandemic has impacted our development timelines for gavo-cel and TC-510; however, we believe that we have been able, as of the date of this Quarterly Report, to mitigate some of the impact from the COVID-19 pandemic on our ongoing clinical programs. The future impact of the ongoing COVID-19 pandemic on our industry, the healthcare system, clinical trials and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, as well as the effect of any relaxation of current restrictions within our local community or regions in which our partners and clinical sites are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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
•
our ability to complete IND enabling studies and successfully submit IND or comparable applications;
•
whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;
•
the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
•
our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;
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

Interest Income, net

Interest income, net, consists of interest earned on our cash equivalents and investment balances, net of investment charges.

Three Month Consolidated Statements of Operations

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses
Research and development	$25,767	$18,627	$7,140
General and administrative	6,004	5,666	338
Total operating expenses	31,771	24,293	7,478
Loss from operations	(31,771)	(24,293)	(7,478)

Interest income, net	298	32	266
Loss before income taxes	$(31,473)	$(24,261)	$(7,212)

Research and Development Expenses

Research and development expenses were $25.8 million for the three months ended June 30, 2022 compared to $18.6 million for the three months ended June 30, 2021. The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended June 30,
	2022	2021	Change
Clinical program expenses	$11,261	$2,702	$8,559
Platform development expenses	1,271	2,018	(747)
Personnel expenses	9,203	8,387	816
Allocated facility expenses	3,500	3,800	(300)
Other expenses	532	1,720	(1,188)
	$25,767	$18,627	$7,140

The $7.1 million increase in research and development expense for three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is primarily attributable to an increase of $8.6 million in additional clinical program expenses which includes product manufacturing. Platform expenses decreased by $0.8 million as our programs advanced to clinical activities. Personnel costs increased by $0.8 million as we have increased our overall headcount and related personnel expenses. Other expenses decreased by $1.2 million primarily due discontinuing operations in the United Kingdom during late 2021 and early 2022.

General and Administrative Expenses

General and administrative expenses were $6.0 million for the three months ended June 30, 2022, compared to $5.7 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $0.3 million, and an increase in legal and other expenses of $0.3 million.

Interest Income, net

Interest income, net, increased by $0.3 million due to increased interest rate on our investments for the three months ending June 30, 2022 over the three months ended ending June 30, 2021.

Six Month Consolidated Statements of Operations

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses
Research and development	$48,650	$34,551	$14,099
General and administrative	12,324	11,334	990
Total operating expenses	60,974	45,885	15,089
Loss from operations	(60,974)	(45,885)	(15,089)

Interest income, net	415	148	267
Loss before income taxes	$(60,559)	$(45,737)	$(14,822)

Research and Development Expenses

Research and development expenses were $48.7 million for the six months ended June 30, 2022 compared to $34.6 million for the six months ended June 30, 2021. The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands).

	Six Months Ended June 30,
	2022	2021	Change
Clinical program expenses	$18,102	$6,071	$12,031
Platform development expenses	2,483	3,323	(840)
Personnel expenses	18,931	15,915	3,016
Allocated facility expenses	7,017	6,346	671
Other expenses	2,117	2,896	(779)
	$48,650	$34,551	$14,099

The $14.1 million increase in research and development expense for six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily attributable to an increase of $12.0 million in additional clinical program expenses which includes product manufacturing. Platform expenses decreased by $0.8 million as our programs advanced to clinical activities. Personnel costs increased by $3.0 million as we have increased our headcount and related personnel expenses. Other expenses decreased by $0.8 million primarily due discontinuing operations in the United Kingdom during late 2021 and early 2022.

General and Administrative Expenses

General and administrative expenses were $12.3 million for the six months ended June 30, 2022, compared to $11.3 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $0.5 million, and an increase in legal and other expenses of $0.5 million.

Interest Income, net

Interest income, net, increased by $0.3 million due to increased interest rate on our investments for the six months ending June 30, 2022 over the six months ended ending June 30, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from operations and have funded our operations with proceeds from the sale of our stock. During 2021, we raised $131.3 million from the sale of stock. Since our inception, we have received gross proceeds of $541.6 million from the sale of our stock. As of June 30, 2022, we had cash, cash equivalents, and investments of $206.2 million.

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
•
establish manufacturing capabilities for the production of preclinical and clinical supply;
•
hire additional clinical, medical, research and operational personnel; and
•
maintain, expand, and protect our intellectual property portfolio.

As of June 30, 2022, we had cash, cash equivalents and investments of $206.2 million. We believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements at least into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

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

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating activities	$(50,665)	$(38,942)
Investing activities	(127,704)	62,474
Financing activities	12	131,664

Operating Activities

During the six months ended June 30, 2022, we used $50.7 million of cash in operating activities, resulting primarily from our net loss of $60.7 million partially offset by non-cash charges of $7.0 million, which primarily related to depreciation and amortization, and stock-based compensation. Cash provided by operating assets and liabilities was $3.0 million for the six months ended June 30, 2022 due to $3.4 million provided by operating lease accounts and partially offset by $0.4 million change in other operating assets and liabilities.

During the six months ended June 30, 2021, we used $38.9 million of cash in operating activities, resulting primarily from our net loss of $45.8 million and a net decrease in operating assets and liabilities of $1.1 million partially offset by non-cash charges of $8.0 million, which primarily related to depreciation and amortization and stock-based compensation. The increase of non-cash charges for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is due to an increase in the number of employees which drives the amount of share-based compensation as well as a higher level of investment in property and equipment which increases the amount of depreciation. The net decrease in operating assets and liabilities was primarily attributable to recording right-of-use assets related to the Rockville facility offset by the corresponding operating lease liabilities and payments.

Investing Activities

During the six months ended June 30, 2022, cash used in investing activities was $127.7 million, consisting primarily of purchases of investments offset by proceeds from investments of $119.5 million and purchases of property and equipment and capitalized software development costs of $8.2 million.

During the six months ended June 30, 2021, cash provided by investing activities was $62.5 million, consisting primarily of proceeds from investments net of purchases of $64.8 million, partially offset by purchases of property and equipment and capitalized software development costs of $2.3 million.

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

Royalty Transfer Agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of (i) all global net sales of any of our products, if approved, and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in the statement of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribed no value to the royalty agreement at inception and as of June 30, 2022 and December 31, 2021. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as principal financial officer and principal accounting officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter which ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are early in our development efforts. Gavo-cel, our most advanced product candidate, is in the Phase 2 portion of the Phase 1/2 clinical trial, TC-510 is in the Phase 1 portion of the Phase 1/2 clinical trial, and our other product candidates are still in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. Gavo-cel, our most advanced product candidate, is in the Phase 2 portion of the Phase 1/2 clinical trial, TC-510 is in the Phase 1 portion of the Phase 1/2 clinical trial, and our other product candidates are still in preclinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We have limited experience as a company in conducting clinical trials. Our Phase 1/2 clinical trial for gavo-cel began in 2019, and TC-510 received IND clearance from FDA to initiate a Phase 1/2 clinical trial in the first half of 2022. Because of this limited experience, and other factors, we cannot be certain that our planned and ongoing preclinical studies will be completed on time, or that our planned and ongoing clinical trials will begin, enroll sufficient patients, produce data on expected timelines or be completed on expected timelines, if at all. Large-scale clinical trials require significant additional financial and management resources and reliance on third-party clinical investigators, CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control.

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

Our business is highly dependent on our clinical trial for our lead product candidates, gavo-cel and TC-510, and we must complete IND-enabling studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates. We cannot be certain that we will be able to complete ongoing clinical trials, initiate future planned clinical trials, or advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

Our business depends heavily on our ability to complete clinical development and non-clinical studies of our lead product candidates, gavo-cel and TC-510, and our other product candidates, and to obtain regulatory approval of and successfully commercialize these and any future product candidates. There is no guarantee that any of our product candidates will proceed in preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned or, if at all.

There is no guarantee that the results obtained in current preclinical studies, the Phase 2 portion of our Phase 1/2 clinical trial of gavo-cel, or our planned clinical trials will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. The FDA may ultimately decide that the design, number and type of clinical trials, number of patients studied or results of our clinical trial for gavo-cel, even if positive, are not sufficient for regulatory approval in their respective target indications. Changes in the manufacturing process as we scale-up and optimize our process for manufacturing our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier processes. We may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the timelines we expect. We may experience slower than expected enrollment and randomization of patients in our clinical trials. These types of delays can lead to delays in completion of a trial and announcement of results. There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data, and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial. Negative results in the development of our lead product candidate may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates.

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

The number of patients we plan to treat in our clinical trial for gavo-cel is small and the results from this clinical trial, once completed, may be less reliable that results achieved in larger clinical trials. For example, in the Phase 1 portion of our Phase 1/2 clinical trial of gavo-cel, we plan to evaluate the safety profile of gavo-cel and establish the recommended Phase 2 dose. In Phase 2, we intend to treat approximately 75 patients with malignant pleural/peritoneal mesothelioma, approximately 20 patients with non-small cell lung cancer (NSCLC), approximately 20 patients with ovarian cancer and approximately 20 patients with cholangiocarcinoma. The preliminary results of clinical trials with smaller sample sizes, such as our Phase 1/2 clinical trial of gavo-cel, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of gavo-cel, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trial.

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

We rely on third parties for the manufacture of our lentiviral vectors and our product candidates. We do not currently have a facility that can be used as our clinical scale manufacturing facility for our product candidates or lentiviral vector and we expect to rely on outside vendors to meet these manufacturing needs. We have added to our third-party manufacturing capacity for our product candidates through our partnership with ElevateBio. This partnership reserves us two of our own cGMP manufacturing suites with our own equipment and staffed with ElevateBio’s employees at ElevateBio BaseCamp, a 140,000 square foot, world-class cell and gene therapy manufacturing facility based in Waltham, Massachusetts. However, this additional capacity may not be enough to support our clinical trials, and our own employees will not be controlling and operating the facility. To mitigate the risk of third-party manufacturers we are also developing our own controlled and operated manufacturing facilities for our product candidates at our 85,000 square foot manufacturing facility in Rockville, Maryland. The BaseCamp partnership enables us to establish additional near-term manufacturing capacity and technical capabilities in the United States, and the Rockville, Maryland facility, once operational, will support clinical and commercial production of our product candidates. However, we still continue to rely on third-party manufacturers to meet our clinical trial demands. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We plan to make changes as we work to optimize the manufacturing process. For example, we may switch or be required to switch from research-grade materials to commercial-grade materials in order to get regulatory approval of our product candidates. We cannot be sure that even minor changes in the process will result in therapies that are safe and effective and licensed for commercial sale.

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

We are adding to our capacity for our larger clinical trials with third-party manufacturing capacity with ElevateBio. We are also planning to establish our own commercial manufacturing facility for the manufacture of our product candidates at our 85,000 square foot facility in Rockville, Maryland. Adding capacity with our own company-operated manufacturing facility should mitigate our reliance on third-party vendors for the manufacture of TRuC-T cells and ensure we can effectively manage our supply chain, quality, manufacturing costs and other associated production areas. We anticipate that the partnership with ElevateBio will significantly increase our total manufacturing capacity.

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

Risks Related to Our Reliance On Third Parties

Third Party Risks Related to Our Product Development

We rely on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We plan to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs and strategic partners to conduct our preclinical studies and clinical trials under agreements with us. We expect to have to negotiate budgets and contracts with CROs, trial sites and CMOs which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practices (GCPs), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMP regulations, including current good tissue practice (cGTP) regulations, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

If or until we develop our own manufacturing facility, we expect to rely on the use of manufacturing suites in third-party cGMP facilities or third parties to manufacture our product candidates. Our business could be harmed if we are unable to use third-party manufacturing suites or if the third-party manufacturers fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture and process our product candidates, which is and will need to be done on a patient-by-patient basis. Although we plan to establish our own manufacturing facility in Rockville, Maryland, we will also continue to rely on third parties like Miltenyi and ElevateBio in part for our manufacturing capacity and may, in any event, never be successful in developing our own manufacturing facilities. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•
we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must inspect any manufacturers for cGMP and cGTP compliance as part of our marketing application;
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

We are a clinical-stage cell therapy company with a limited operating history. We commenced operations in May 2015, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials and initiating and conducting our first clinical trials. We have two product candidates in a Phase 1/2 clinical trials and our other product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully conduct or complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have incurred significant net losses in each period since our inception in May 2015. For the year to date period ended June 30, 2022, we incurred a net loss of $60.7 million. As of June 30, 2022, we had an accumulated deficit of $410.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Other than gavo-cel, all of our product candidates are in the preclinical stages of development and will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Gavo-cel, our most advanced mono TRuC-T cell product candidate targeting mesothelin-positive solid tumors, is in the Phase 2 portion of a Phase 1/2 clinical trial and will require additional regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Many of our other TRuC-T cell product candidates are in early preclinical stages. We are in the early stages of our clinical trial for gavo-cel and we have not yet administered any of our other product candidates in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts (including net proceeds from public offerings of our common stock) to continue the clinical development of our product candidates, including our Phase 2 portion of the Phase 1/2 clinical trial of gavo-cel, our Phase 1/2 clinical trial of TC-510 and ongoing and planned IND-enabling studies for our other product candidates. If licensed, we will require significant additional amounts in order to launch and commercialize our product candidates.

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $86.3 million, inclusive of the exercise of the underwriters' overallotment option. On July 31, 2020, we completed a stock offering raising gross proceeds of approximately $142.6 million. On January 22, 2021, we completed a stock offering raising gross proceeds of $140.0 million. As of June 30, 2022, we had cash, cash equivalents and short-term investments of approximately $206.2 million. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

We believe that our existing cash, cash equivalents and investments, including our net proceeds from the IPO and secondary offerings, will be sufficient to fund our operations into 2024. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recent volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity or limit our ability to pursue our clinical development plans. In addition, recent increases in interest rates may increase our borrowing costs, and may also affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

* Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

We have in the past relied in part on sales of our common stock through our at-the-market (ATM) offering program. Increased volatility and decreases in market prices of equity securities generally and of our common stock in particular may have an adverse impact on our willingness and/or ability to continue to sell our common shares through our ATM offering. Decreases in these sales could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, clinical development and research plans, and the market price of our common stock.

In March, 2020, we commenced an at-the-market, or ATM, program to raise capital. Under our ATM Program, we have entered into a sales agreement to sell common shares, up to a maximum aggregate market value of $100.0 million, through one or more at-the-market offerings. Given the decrease in the market prices of our common stock and volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM Program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

Alternative financing arrangements, if we pursue any, could involve issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock or other securities. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of stockholders until the principal, accrued and unpaid interest and any premium or make-whole has been paid. In addition, if we borrow funds and/or issue debt securities through a subsidiary, the lenders and/or holders of those debt securities would have a right to payment that would be effectively senior to the company’s equity ownership in the subsidiary, which would adversely affect the rights of holders of both the company’s equity securities and its debt and debt securities.

Interest on any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and increase our net loss. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be materially and adversely affected. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could/would result in a material adverse effect on our business, operating results, financial condition and prospects.

Risks Related to the Current Novel Coronavirus (COVID-19) Pandemic on the Company

The current COVID-19 pandemic has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies and could seriously harm our development efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

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

The extent to which the ongoing COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, as well as the effect of any relaxation of current restrictions within the Cambridge community or regions in which our partners and clinical sites are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the ongoing COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and it has had, and may continue to have, the effect of heightening many of the risks described in this Annual Report, including but not limited to the below.

•
The ongoing COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our ongoing clinical trials. We remain in active dialog with our CROs, and clinical sites to minimize the impact of this pandemic to our gavo-cel Phase 1/2 clinical trial and our TC-510 Phase 1/2 clinical trial without adversely impacting the safety of patients. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread.

•
Other potential impacts of the ongoing COVID-19 pandemic on our Phase 1/2 clinical trial include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA or other reasons related to the COVID-19 pandemic. As the COVID-19 pandemic evolves, other aspects of our current and future clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

•
We currently rely on third parties, including our CROs, and our contract manufacturing organizations, or CMOs, and other contractors and consultants to, among other things, conduct our preclinical studies and clinical trials, manufacture raw materials, manufacture and supply our product candidates, ship clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party is adversely impacted by restrictions resulting from the ongoing COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, which could limit our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations. For example, since the beginning of the COVID-19 pandemic several vaccines for COVID-19 were granted Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials for the manufacture of our product candidates, which could lead to delays in these trials.

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

•
Certain government agencies, such as health regulatory agencies and patent offices, within the U.S. or internationally may experience disruptions in their operations as a result of the ongoing COVID-19 pandemic. The FDA, and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

•
The trading prices for our common stock and those of other biopharmaceutical companies have been highly volatile as a result of the ongoing COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting preclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If gavo-cel, TC-510 or another product candidate is licensed by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims that could otherwise have a materially adverse effect on the commercialization of our product candidates, if licensed, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Presently we have rights to certain intellectual property, through licenses from third parties and under patent applications that we own or will own, related to gavo-cel, TC-510 and certain other product candidates. Because additional product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain TRuC constructs we may not be able to obtain intellectual property to broad TRuC-T cell or engineered TCR-T cell constructs.

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
•
adding new clinical trial sites; or
•
manufacturing sufficient quantities of qualified materials under cGMPs, including cGTPs, and applying them on a subject by subject basis for use in clinical trials.

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

Securing regulatory approval also requires the submission of information about the biologic manufacturing process and inspection of manufacturing facilities by the relevant regulatory authority. The FDA or comparable foreign regulatory authorities may find deficiencies or fail to approve our manufacturing processes or facilities, whether run by us or our CMOs. In addition, if we make manufacturing changes to our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy, or REMS, program in order to license our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, cGTPs and GCPs for any clinical trials that we conduct post-licensure. Manufacturers and manufacturer’ facilities are required to comply with extensive FDA and comparable regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We plan to seek approval of gavo-cel , and may seek approval of future product candidates using FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product's accelerated approval will eventually be converted to traditional approval.

Regulatory requirements in the United States and abroad governing cell therapy products have changed frequently and may continue to change in the future, which could negatively impact our ability to complete clinical trials and commercialize our product candidates in a timely manner, if at all.

Regulatory requirements in the United States and abroad governing cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee, among others, to advise this review. In addition, the National Institutes of Health revised in 2019 its guidelines for overseeing gene therapy research, including by eliminating the protocol submission and reporting requirements for certain therapies and eliminating Recombinant DNA Advisory Committee review and reporting requirements for human gene transfer research.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates, if licensed, profitably.

In both domestic and foreign markets, successful sales of our product candidates, if licensed, will depend on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates. For more information, see the section entitled, “Business — Government Regulation — Pharmaceutical Insurance Coverage and Health Care Reform” in our Annual Report on Form 10-K.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. For more information, see the section entitled, “Business — Government Regulation — Pharmaceutical Insurance Coverage and Health Care Reform” in our Annual Report on Form 10-K.

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

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announces receipt of complete response letters due to the FDA’s inability to complete requires inspections for their applications. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer and President, our Chief Financial Officer, our Chief Medical Officer, our Chief Technical Officer, our Chief Business and Strategy Officer and our Chief People Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. For more information, see the section entitled, “Business — Government Regulation — Healthcare Law and Regulation” in our Annual Report on Form 10-K.

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

As of August 2, 2022, we had 139 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel in the future, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Further, we anticipate growth in our future business operations as we advance our product candidates, which would necessitate the addition of new laboratory and/or office space. This future growth could create strain on our organizational, administrative, and operational infrastructure, including laboratory operations and quality control. There is no guarantee that we will be able to manage the expansion of our facilities and operations, or that our systems, procedures or controls will be adequate to support our expanded facilities and operations. There is also no guarantee that we will be able to build out, acquire, or enter into agreements to lease facilities to support our growth.

If we are not able to effectively expand our organization to meet our needs by hiring new employees and expanding our groups of consultants and contractors, or we are not able to effectively build out new facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

The trading price of our common stock is likely to be highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

•
the timing and results of clinical trials of gavo-cel, TC-510 and any other product candidates and our ongoing, planned or any future preclinical studies, clinical trials or clinical development programs;
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of June 30, 2022, we have a total of 38,598,916 shares of common stock outstanding. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Plan, our 2018 Employee Stock Purchase Plan and our 2022 Inducement Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of August 2, 2022, our executive officers, directors, and 5% stockholders beneficially owned approximately 35% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and in global economic and political conditions will not occur. Our general business strategy may be adversely affected by any future economic downturn, political unrest, volatile business environment or continued unpredictable and unstable market conditions. For instance, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Further, state-sponsored cyberattacks could expand as part of the conflict, which would adversely affect our and our suppliers' ability to maintain or enhance key cyber security and data protection measures.

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. On July 31, 2020, we completed the sale of 9.2 million shares of stock in at a public offering price of $15.50 per share. We raised net cash proceeds of approximately $133.6 million from the offering. On January 22, 2021, we completed the sale of approximately 4.6 million shares of common stock in at a public offering price of $30.50 per share. We raised net cash proceeds of approximately $131.3 million from the offering. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $206.2 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since June 30, 2022, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities

Not Applicable.

Use of Proceeds from Initial Public Offering

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS

Number	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38811	3.1	2/25/2019

3.2	Amended and Restated By-laws of the Registrant	10-Q	001-38811	3.2	5/12/2022

31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

32.1+	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Date:	August 8, 2022	TCR[2] Therapeutics Inc.

		By:	/s/ Eric Sullivan
Eric Sullivan
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)