Form 10-Q
period 2022-09-30
TCR2 THERAPEUTICS INC.
filed 2022-11-08
CIK 1750019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 38,657,061 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

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
•
Our business is highly dependent on our clinical trials for our lead product candidates, gavo-cel and TC-510, and we must complete IND-enabling studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates. We cannot be certain that we will be able to complete ongoing clinical trials, initiate future planned clinical trials, or advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.
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
•
The current novel coronavirus, or COVID-19, pandemic has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies. COVID-19 has affected our on-going clinical trials and could seriously harm our development efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.
•
The market opportunities for our product candidates may be relatively small as they will be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.
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

Part I

Item 1. Financial Statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$54,006	$222,564
Investments	121,980	43,029
Prepaid expenses and other current assets	8,093	10,534
Total current assets	184,079	276,127

Property and equipment, net	29,083	17,075
Right-of-use assets, operating leases	57,704	28,283
Restricted cash	1,152	1,156
Other assets, non-current	909	730
Total assets	$272,927	$323,371

Liabilities and stockholders’ equity
Accounts payable	$2,963	$2,144
Accrued expenses and other current liabilities	13,185	13,094
Operating lease liabilities	20,545	3,367
Total current liabilities	36,693	18,605

Operating lease liabilities, non-current	37,684	22,996
Other liabilities	-	293
Total liabilities	74,377	41,894

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2022 and December 31, 2021, respectively.	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 38,657,061 and 38,496,484 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in capital	639,981	631,008
Accumulated other comprehensive income (loss)	(596)	(13)
Accumulated deficit	(440,839)	(349,522)
Total stockholders’ equity	198,550	281,477
Total liabilities and stockholders’ equity	$272,927	$323,371

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$24,791	$20,277	$73,441	$54,828
General and administrative	6,312	5,963	18,636	17,297
Total operating expenses	31,103	26,240	92,077	72,125
Loss from operations	(31,103)	(26,240)	(92,077)	(72,125)

Interest income, net	510	38	925	186
Loss before income tax expense	(30,593)	(26,202)	(91,152)	(71,939)

Income tax expense	1	42	165	129
Net loss	$(30,594)	$(26,244)	$(91,317)	$(72,068)

Per share information
Net loss per share of common stock, basic and diluted	$(0.79)	$(0.69)	$(2.37)	$(1.91)

Weighted average shares outstanding, basic and diluted	38,620,751	38,197,929	38,567,331	37,816,345

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(30,594)	$(26,244)	$(91,317)	$(72,068)
Unrealized gain (loss) on investments, net	75	4	(583)	(78)
Comprehensive loss	$(30,519)	$(26,240)	$(91,900)	$(72,146)

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2021	38,496,484	$4	$631,008	$(349,522)	$(13)	$281,477
Exercise of stock options including ESPP shares issued	49,861	-	115	-	-	115
Stock-based compensation expense	-	-	3,177	-	-	3,177
Unrealized loss on investments	-	-	-	-	(331)	(331)
Net loss	-	-	-	(29,122)	-	(29,122)
Balance as of March 31, 2022	38,546,345	$4	$634,300	$(378,644)	$(344)	$255,316
Issuance of common stock, net of issuance costs	10,498	-	-	-	-	-
Exercise of stock options including ESPP shares issued	42,073	-	28	-	-	28
Stock-based compensation expense	-	-	2,847	-	-	2,847
Unrealized loss on investments	-	-	-	-	(327)	(327)
Net loss	-	-	-	(31,601)	-	(31,601)
Balance as of June 30, 2022	38,598,916	$4	$637,175	$(410,245)	$(671)	$226,263
Exercise of stock options including ESPP shares and restricted stock units vested and issued	58,145	-	113	-	-	113
Stock-based compensation expense	-	-	2,693	-	-	2,693
Unrealized gain on investments	-	-	-	-	75	75
Net loss	-	-	-	(30,594)	-	(30,594)
Balance as of September 30, 2022	38,657,061	$4	$639,981	$(440,839)	$(596)	$198,550

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	33,516,795	$3	$486,197	$(249,715)	$63	$236,548
Issuance of common stock, net of issuance costs	4,590,164	1	131,329	-	-	131,330
Exercise of stock options including ESPP shares issued	52,243	-	376	-	-	376
Stock-based compensation expense	-	-	3,120	-	-	3,120
Unrealized loss on investments	-	-	-	-	(107)	(107)
Net loss	-	-	-	(21,512)	-	(21,512)
Balance as of March 31, 2021	38,159,202	$4	$621,022	$(271,227)	$(44)	$349,755
Exercise of stock options including ESPP shares issued	22,129	-	204	-	-	204
Stock-based compensation expense	-	-	3,219	-	-	3,219
Unrealized gain on investments	-	-	-	-	25	25
Net loss	-	-	-	(24,312)	-	(24,312)
Balance as of June 30, 2021	38,181,331	$4	$624,445	$(295,539)	$(19)	$328,891
Exercise of stock options including ESPP shares issued	39,113	-	433	-	-	433
Stock-based compensation expense	-	-	3,186	-	-	3,186
Unrealized gain on investments	-	-	-	-	4	4
Net loss	-	-	-	(26,244)	-	(26,244)
Balance at September 30, 2021	38,220,444	$4	$628,064	$(321,783)	$(15)	$306,270

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(91,317)	$(72,068)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,300	1,976
Stock-based compensation expense	8,717	9,525
(Accretion) / Amortization on investments	(403)	626
Deferred tax liabilities	(293)	105
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,618	(41)
Operating leases, net	2,445	(2,811)
Accounts payable	(637)	2,066
Accrued expenses and other liabilities	66	2,299
Cash used in operating activities	(76,504)	(58,323)

Investing activities
Purchases of equipment	(12,681)	(4,352)
Software development costs	(330)	(308)
Purchases of investments	(215,619)	(40,732)
Proceeds from sale or maturity of investments	136,488	140,622
Cash provided by (used in) investing activities	(92,142)	95,230

Financing activities
Proceeds from public offering of common stock, net of issuance costs	-	131,330
Proceeds from the exercise of stock options	256	1,013
Payment of deferred offering costs	(172)	(336)
Cash provided by financing activities	84	132,007

Net change in cash, cash equivalents, and restricted cash	(168,562)	168,914
Cash, cash equivalents, and restricted cash at beginning of year	223,720	94,738
Cash, cash equivalents, and restricted cash at end of period	$55,158	$263,652

Supplemental disclosure of noncash activities
Property and equipment additions in accounts payable and accrued expenses	$1,973	$481
Right-of-use assets obtained in exchange for operating lease liabilities	$40,628	$21,315
Operating cash flows used in operating leases	$14,704	$9,171

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

The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of September 30, 2022 of $176.0 million will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these unaudited consolidated financial statements.

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

As of September 30, 2022, the Company has manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in the vendors' ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Fair value of financial instruments

As of September 30, 2022 and December 31, 2021, the Company’s financial instruments consist of money market funds, U.S. Treasury securities, and corporate bonds and are included in investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2022 and December 31, 2021, cash equivalents consisted of U.S treasuries, corporate bonds, and government-backed money market funds.

Investments

As of September 30, 2022, all investments were classified as available-for-sale and were carried at their estimated fair value. We report available-for-sale investments at fair value at each balance sheet date, and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are determined using the specific-identification method, and are included in interest income, net in our consolidated statement of operations. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

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

No impairments of long-lived assets for the three-month and nine-month periods ended September 30, 2022 were recognized.

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Stock-based compensation

The Company measures stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The Company accounts for forfeitures as they occur.

The Company issues share-based compensation awards with service-only and performance- and service- based criteria. For performance-based awards, share-based compensation is based on estimated performance until the performance measurement date. At the performance measurement date, share-based compensation is adjusted to actual performance.

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

The following potentially dilutive securities, on an as converted basis, have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2022 and 2021, as they would be antidilutive:

	As of September 30,
	2022	2021
Stock options outstanding	5,588,987	5,495,365
Common stock warrants	203,676	203,676
Restricted stock units	1,066,992	-
Employee stock purchase plan	15,971	4,011
Total	6,875,626	5,703,052

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

Preferred stock

The Board of Directors or any authorized committee thereof is expressly authorized, to the fullest extent permitted by law, to provide by resolution or resolutions for, out of the unissued shares of Undesignated Preferred Stock, the issuance of the shares of Undesignated Preferred Stock in one or more series of such stock, and by filing a certificate of designations pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of September 30, 2022, there are no preferred shares issued.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Reconciliation of cash, cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets to the total of the same such amounts shown in the unaudited consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021.

	As of September 30,
	2022	2021
Cash and cash equivalents	$54,006	$262,497
Restricted cash	1,152	1,155
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$55,158	$263,652

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

4. Investments and Fair Value Measurements

As of September 30, 2022, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$122,576	$-	$(596)	$121,980

As of December 31, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$33,048	$-	$(11)	$33,037
U.S. Treasury securities	9,994	-	(2)	9,992
Total	$43,042	$-	$(13)	$43,029

Investments in corporate bonds are in accordance with our corporate investment policy which requires investment in Investment Grade Bonds as defined by the three major bond-ratings agency.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

The amortized cost and estimated fair value of marketable securities, by contractual maturity:

	September 30, 2022
	Amortized Cost	Fair Value
Due within one year or less	$122,576	$121,980

	December 31, 2021
	Amortized Cost	Fair Value
Due within one year or less	$43,042	$43,029

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

The guidance requires fair value measurements to be classified and disclosed in one of the following three categories:

Level 1—Quoted prices (unadjusted in active markets for identical assets or liabilities)

Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly

Level 3—Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions

As of September 30, 2022, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$51,693	$51,693	$51,693	$-	$-
U.S. Treasury securities	122,576	121,980	-	121,980	-
Total	$174,269	$173,673	$51,693	$121,980	$-

As of December 31, 2021, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$219,162	$219,162	$219,162	$-	$-
Corporate bonds	33,048	33,037	-	33,037	-
U.S. Treasury securities	9,994	9,992	-	9,992	-
Total	$262,204	$262,191	$219,162	$43,029	$-

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

(1) Includes cash sweep accounts, U.S. Treasury money market mutual fund, bank certificates of deposit, U.S. Treasury bills and corporate bonds that have a maturity of three months or less from the original acquisition date.

5. Property and Equipment

Property and equipment, net, consisted of:

	As of
	September 30, 2022	December 31, 2021
Laboratory equipment	$12,013	$13,115
Computer hardware and equipment	-	54
Furniture and fixtures	326	376
Leasehold improvements	477	551
Assets not placed in service	22,360	7,592
	35,176	21,688
Less: accumulated depreciation	(6,093)	(4,613)
	$29,083	$17,075

Depreciation expense was $2.0 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	September 30, 2022	December 31, 2021
Employee compensation and related benefits	$4,511	$4,631
Professional fees	660	413
Contract manufacturing organization fees	1,055	1,261
Contract research organization fees	5,218	2,810
Property received not yet invoiced	1,097	748
Accrued restructuring charges	-	2,401
Other	644	830
	$13,185	$13,094

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in the statements of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and as of September 30, 2022 and December 31, 2021. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation for the three and nine months

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

ended September 30, 2022 and 2021 nor has the Company accrued any liability as of September 30, 2022 or December 31, 2021.

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

In February 2022, the Company executed an agreement that expanded its partnership with ElevateBio by obtaining a second GMP manufacturing suite at ElevateBio BaseCamp in Waltham, Massachusetts through December 2023, and also updated terms in the original agreement including extending the contractual period through December 2023. As a result of this agreement, the Company recorded additional right-of-use assets and operating lease liabilities of approximately $28.8 million to reflect this new agreement during the period ending March 31, 2022.

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

Right-of-use assets and lease liabilities:

	September 30, 2022	December 31, 2021
Assets:
Right-of-use assets, operating leases	$57,704	$28,283

Liabilities
Operating lease liabilities	$20,545	$3,367
Operating lease liabilities, non-current	37,684	22,996
Total lease liabilities	$58,229	$26,363

The components of the lease costs for the nine months ended September 30, 2022 and 2021, were as follows:

	September 30, 2022	September 30, 2021
Operating lease costs	$16,545	$5,579
Short-term lease costs	549	395
Variable lease costs	4,846	3,130
Total lease costs	$21,940	$9,104

Weighted average remaining lease term and discount rate as of September 30, 2022 were as follows:

September 30, 2022
Weighted-average remaining lease term (in years)
Operating leases	7.5
Weighted-average discount rate:
Operating leases	14.1%

The following table presents future minimum lease payments under operating leases as of September 30, 2022:

September 30, 2022
2022	$6,816
2023	26,864
2024	6,351
2025	5,255
2026	4,327
Thereafter	48,144
Total minimum payments required	97,757
Less amounts representing imputed interest	(39,528)
Present value of lease liabilities	$58,229

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

9. Stock-based Compensation

2018 Stock Option and Incentive Plan

In February 2019, the Company’s Board of Directors and stockholders approved the 2018 Stock Option and Incentive Plan (the 2018 Plan), which replaced the 2015 Stock Option and Grant Plan (the 2015 Plan). The shares under the 2015 Plan which were not issued were rolled into the 2018 Plan. The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and other stock-based awards. The Company’s officers, employees, directors, and other key persons (including consultants) are eligible to receive awards under the 2018 Plan. The maximum number of authorized shares to be issued under the 2018 Plan is 8,934,465 shares of common stock. The number of shares of common stock reserved for issuance under the 2018 Plan shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Company's Board of Directors. The amount, terms of grants, and exercisability provisions are determined and set by the Compensation Committee of the Company’s Board of Directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors.

As of September 30, 2022, there were 2,045,061 shares of common stock available for future issuance under the 2018 Plan. Generally, options vest over a four-year period and RSUs vest over a two- or three-year period.

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

As of September 30, 2022, there were 876,026 shares of common stock available for future issuance under the Inducement Plan. Generally, options vest over a four-year period. No RSUs have been issued from the Inducement Plan.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,105	$1,336	$3,687	$4,147
General and administrative	1,588	1,850	5,030	5,378
	$2,693	$3,186	$8,717	$9,525

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Stock options

During the nine months ended September 30, 2021, there were 803,103 grants of stock options, 223,491 options forfeited, and 95,596 options exercised.

The following table summarizes the activity related to stock option grants to employees and non-employees for the nine months ended September 30, 2022:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Balance as of December 31, 2021	6,181,335	$13.32	6.1
Granted	778,502	3.13
Exercised	(49,581)	0.74
Forfeited	(1,329,286)	13.08
Balance as of September 30, 2022	5,580,970	$12.08	7.7

Exercisable as of September 30, 2022	2,738,500	13.48	6.4
Vested and expected to vest as of September 30, 2022	5,580,970	$12.08

As of September 30, 2022, there was $18.1 million in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 2.2 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options for the nine months ended September 30, 2022 and 2021 was determined using the methods and assumptions discussed below:

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

The grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	2.6%	0.9%
Expected term (in years)	6.1	6.1
Expected volatility	72.0%	72.6%
Annual dividend yield	0%	0%
Fair value of common stock	$1.96	$11.61

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Restricted stock units

During the nine months ended September 30, 2021, the Company granted no RSUs to employees.

	Restricted Stock Units	Weighted Average Price Per Share
Balance as of December 31, 2021	66,000	$4.80
Granted	1,023,992	3.24
Vested	(1,907)	4.80
Forfeited	(21,093)	4.12
Balance as of September 30, 2022	1,066,992	$3.32

During the quarter ended September 30, 2022, the Company granted 373,255 performance-based RSUs (PRSUs). Performance is based upon attaining specified operational metrics. The performance criteria will be measured at December 31, 2022 and March 31, 2023. The PRSUs also have service-based vesting criteria for two years after the measurement date.

As of September 30, 2022, there was $3.4 million of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 1.9 years.

Warrants

As of September 30, 2022 and December 31, 2021, there were 203,676 warrants outstanding. During the nine months ended September 30, 2022 and 2021, the Company granted no warrants, there were no forfeitures, or exercises.

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

During the nine months ended September 30, 2022 and 2021, there were 98,591 shares and 17,889 shares issued under the 2018 ESPP, respectively.

10. Related-party transactions

Manufacturing agreement

During November 2020, the Company entered into a manufacturing partnership with ElevateBio, which was amended in February 2022. Dr. Ansbert Gadicke is a member of the board of directors at the Company and ElevateBio. The agreement is to establish a manufacturing partnership with ElevateBio for production of the Company’s clinical trial products. During the nine months ended September 30, 2022, the Company has incurred $14.6 million in expenses and has incurred additional costs of $0.1 million for equipment owned by the Company for use by ElevateBio. During the nine months ended September 30, 2021, the Company incurred $0.9 million in expenses and incurred additional costs of $0.3 million for equipment owned by the Company for use by ElevateBio.

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

Restructuring expenses

During the nine months ended September 30, 2021, the Company did not incur any restructuring costs. In December 2021, the Company elected to cease manufacturing operations at its Catapult facility. As a result, the Company recognized a $1.5 million variable lease cost as of December 31, 2021 reflecting its estimated obligation for the 12-month termination period associated with the Catapult lease agreement, as well as other restructuring related expenses incurred as a result of the decision to cease manufacturing operations at Catapult. During the nine months ended September 30, 2022, the Company incurred the following expenses associated with the restructuring which are included in research and development expenses on the statements of operations.

	Nine Months Ended September 30, 2022
	Severance and Related Costs	Lease and Other costs	Asset Impairment Costs	Total
Expenses	$306	$228	$-	$534

Accrued restructuring expenses

Balances related to this restructuring included in accrued expenses on the balance sheet are as follows:

	Accrued Expenses
	Severance and Related Costs	Lease and Other costs	Total
Balance as of January 1, 2021	$-	$-	$-
Expenses	885	2,217	3,102
Cash payments	(701)	-	(701)
Balance as of December 31, 2021	184	2,217	2,401
Expenses	306	285	591
Adjustment of expenses	-	(57)	(57)
Cash payments	(490)	(2,445)	(2,935)
Balance as of September 30, 2022	$-	$-	$-

12. Subsequent Event

On October 19, 2022, the Company filed a Schedule TO with the SEC in connection with a tender offer to eligible employees of the Company to exchange stock options granted under the 2018 Plan with an exercise price over $10.00 per share for a reduced number of restricted stock units with time-based vesting requirements as determined on an approximate value-for-value basis. There were 2,574,615 eligible stock options at the time of the offering. Employees may, but are not required to participate. If all eligible stock options are offered for exchange, the Company expects it could issue 756,679 restricted stock units. Any new restricted stock units granted in connection with the tender offer shall be governed by the 2018 Plan. The offer is expected to close during the fourth quarter of 2022.

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

Overview

We are a clinical-stage cell therapy company developing a pipeline of novel T cell therapies for cancer patients suffering from solid tumors by powering the T cell receptor (TCR) with our proprietary, first-in-class TCR Fusion Construct T cells (TRuC-T cells). Designed to overcome the limitations of current cell therapy modalities, our TRuC-T cells specifically recognize and kill cancer cells by harnessing the entire TCR signaling complex, independent of human leukocyte antigens (HLA), which we believe is essential for T cell therapies to be effective while maintaining broad applicability in patients with solid tumors.

In September 2022, we announced a refocused pipeline designed to maximize the delivery of near-term clinical data in a capital efficient manner. The refocused pipeline funds the following programs:

•
gavo-cel: our lead, first-in-class TRuC-T cell targeting mesothelin-expressing solid tumors (gavocabtagene autoleucel, formerly TC-210)
•
TC-510: our first enhanced TRuC-T cell targeting mesothelin-expressing solid tumors which incorporates a PD-1:CD28 chimeric switch receptor
•
TC-520: our first TRuC-T cell targeting CD-70-expressing solid and liquid tumors which incorporates IL-15 pathway enhancements designed to improve T cell persistence gavo-cel

We are conducting our Phase 1/2 clinical trial for gavo-cel to treat patients with non-small cell lung cancer (NSCLC), ovarian cancer, malignant pleural/peritoneal mesothelioma (MPM) or cholangiocarcinoma. We estimate the patient population for gavo-cel in the four indications which we are exploring in our clinical trial is up to 81,000 patients in the United States alone.

In the first half of 2022, we initiated the Phase 2 expansion portion of our ongoing Phase 1/2 clinical trial of gavo-cel. Enrollment is ongoing.

In September 2022, we presented the topline Phase 1 dataset for gavo-cel from the dose escalation portion of the Phase 1/2 clinical trial of gavo-cel in patients with treatment refractory mesothelin-expressing solid tumors, with some patients still being monitored for clinical response or stable disease.

TC-510

We are conducting our Phase 1/2 clinical trial for TC-510 to treat patients with mesothelin-expressing MPM, ovarian cancer, pancreatic cancer, colorectal cancer or triple negative breast cancer. We estimate the patient population for TC-510 in the five indications which we are exploring in our clinical trial is up to 148,000 patients in the United States alone.

In the first half of 2022, we announced that the U.S. Food and Drug Administration (FDA) cleared the investigational new drug (IND) application and we initiated the Phase 1 dose escalation portion of the Phase 1/2 clinical trial of TC-510. The Phase 1/2 clinical trial is evaluating the safety and efficacy of TC-510 in patients with mesothelin-expressing solid tumors. Enrollment is ongoing.

In preclinical studies of TC-510, we observed enhanced signaling, increased proliferation, reduced exhaustion and improved in vivo efficacy against tumors with high PD-L1 expression. Based on these preclinical studies, we believe TC-510 can improve on the efficacy of gavo-cel in specific hostile solid tumor microenvironment settings and potentially expand into new solid tumor indications.

TC-520

We are preparing for IND-enabling studies for TC-520 to treat patients with hematological malignancies and solid tumors, specifically renal cell carcinoma and acute myeloid leukemia. Due to the high expression of CD70 across many cancer types, we estimate that up to 141,000 patients express CD70 in the United States alone.

In our preclinical studies, we observed TRuC-T cells targeting CD70 enhanced with IL-15 resulted in a significant increase in TC-520 cells with a naïve/TSCM (memory stem T cells) phenotype, improved autonomous persistence as well as increased expansion following repeated rounds of tumor challenge with no evidence of fratricide.

We continue to invest in our clinical and commercial manufacturing network in a capital efficient manner which will provide capacity in a regulated timeline that aligns with preparation for a commercial launch for gavo-cel. We are devoting extensive resources in process development and manufacturing to optimize the reliability of our product candidates and reduce manufacturing costs and time.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of September 30, 2022, we had an accumulated deficit of $440.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Impact of the COVID-19 Pandemic

Since the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus (COVID-19) in December 2019, we have been carefully monitoring the COVID-19 pandemic and its actual and potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19 in our communities while balancing our commitment to conduct our clinical trials. We have implemented safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the ongoing COVID-19 pandemic. We have also maintained efficient communication with our partners and clinical sites as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. COVID-19 has significantly impacted the global healthcare system, including the conduct of clinical trials as medical institutions prioritize the treatment of those afflicted with COVID-19. We continue to closely monitor the adverse impact of the ongoing COVID-19 pandemic on our operations and ongoing clinical and preclinical development.

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

Three Month Consolidated Statements of Operations

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses
Research and development	$24,791	$20,277	$4,514
General and administrative	6,312	5,963	349
Total operating expenses	31,103	26,240	4,863
Loss from operations	(31,103)	(26,240)	(4,863)

Interest income, net	510	38	472
Loss before income taxes	$(30,593)	$(26,202)	$(4,391)

Research and Development Expenses

Research and development expenses were $24.8 million for the three months ended September 30, 2022 compared to $20.3 million for the three months ended September 30, 2021, an increase of $4.5 million. The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended September 30,
	2022	2021	Change
Clinical program expenses	$10,627	$3,404	$7,223
Platform development expenses	841	2,348	(1,507)
Personnel expenses	8,753	9,212	(459)
Allocated facility expenses	3,617	4,137	(520)
Other expenses	953	1,176	(223)
	$24,791	$20,277	$4,514

Clinical program expenses increased by $7.2 million and platform development expenses decreased by $1.5 million as our programs advanced to clinical development. Personnel costs decreased by $0.5 million due to a reduction in total personnel for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 as we refocused our development efforts on our clinical and near-clinical stage assets. Facilities and other expenses decreased by $0.7 million primarily due discontinued operations in the United Kingdom which were included in 2021 expenses.

General and Administrative Expenses

General and administrative expenses were $6.3 million for the three months ended September 30, 2022, compared to $6.0 million for the three months ended September 30, 2021. The slight increase in general and administrative expenses was primarily due to supporting corporate activities.

Interest Income, net

Interest income, net, increased by $0.5 million due to increased interest rates on our investments for the three months ending September 30, 2022 over the three months ended ending September 30, 2021.

Nine Month Consolidated Statements of Operations

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses
Research and development	$73,441	$54,828	$18,613
General and administrative	18,636	17,297	1,339
Total operating expenses	92,077	72,125	19,952
Loss from operations	(92,077)	(72,125)	(19,952)

Interest income, net	925	186	739
Loss before income taxes	$(91,152)	$(71,939)	$(19,213)

Research and Development Expenses

Research and development expenses were $73.4 million for the nine months ended September 30, 2022 compared to $54.8 million for the nine months ended September 30, 2021, an increase of $18.6 million. The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands).

	Nine Months Ended September 30,
	2022	2021	Change
Clinical program expenses	$28,729	$9,475	$19,254
Platform development expenses	3,324	5,671	(2,347)
Personnel expenses	27,684	25,127	2,557
Allocated facility expenses	10,634	10,483	151
Other expenses	3,070	4,072	(1,002)
	$73,441	$54,828	$18,613

Clinical program expenses increased by $19.3 million and platform expenses decreased by $2.3 million as our programs advanced to clinical development. Personnel costs increased by $2.6 million due to higher average total personnel and personnel-related expenses during the first and second quarters of 2022. Other expenses decreased by $1.0 million primarily due discontinuing operations in the United Kingdom which were included in 2021 expenses.

General and Administrative Expenses

General and administrative expenses were $18.6 million for the nine months ended September 30, 2022, compared to $17.3 million for the nine months ended September 30, 2021. The slight increase in general and administrative expenses was primarily due to supporting corporate activities.

Interest Income, net

Interest income, net, increased by $0.7 million due to increased interest rates on our investments for the nine months ending September 30, 2022 over the nine months ended ending September 30, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from operations and have funded our operations with proceeds from the sale of our stock. During 2021, we raised $131.3 million from the sale of stock. Since our inception, we have received gross proceeds of $541.7 million from the sale of our stock. As of September 30, 2022, we had cash, cash equivalents, and investments of $176.0 million.

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

As of September 30, 2022, we had cash, cash equivalents and investments of $176.0 million. We believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements at least into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

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

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Operating activities	$(76,504)	$(58,323)
Investing activities	(92,142)	95,230
Financing activities	84	132,007

Operating Activities

During the nine months ended September 30, 2022, we used $76.5 million of cash in operating activities, resulting primarily from our net loss of $91.3 million partially offset by non-cash charges of $10.3 million, which primarily related to depreciation and amortization, and stock-based compensation. Cash provided by operating assets and liabilities was $4.5 million for the nine months ended September 30, 2022 due to $2.4 million provided by operating lease accounts and by $2.1 million change in other operating assets and liabilities.

During the nine months ended September 30, 2021, we used $58.3 million of cash in operating activities, resulting primarily from our net loss of $72.1 million partially offset by non-cash charges of $12.2 million, which primarily related to depreciation and amortization and stock-based compensation, and a change in operating assets and liabilities of $1.5 million. The net increase in operating assets and liabilities cash flows were primarily attributable to the timing of payments as well increased compensation accruals, which are generally paid in the fourth quarter of the current year and first quarter of the subsequent year, offset by operating lease payments.

Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities was $92.1 million, consisting primarily of purchases of investments offset by proceeds from investments of $79.1 million and purchases of property and equipment and capitalized software development costs of $13.0 million.

During the nine months ended September 30, 2021, cash provided by investing activities was $95.2 million, consisting primarily of proceeds from investments net of purchases of $99.9 million, partially offset by purchases of property and equipment and capitalized software development costs of $4.7 million.

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

While our significant accounting policies are described in more detail in Note 3 to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Royalty Transfer Agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of (i) all global net sales of any of our products, if approved, and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in the statement of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribed no value to the royalty agreement at inception and as of September 30, 2022 and December 31, 2021. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter which ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is highly dependent on our clinical trials for our lead product candidates, gavo-cel and TC-510, and we must complete IND-enabling studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates. We cannot be certain that we will be able to complete ongoing clinical trials, initiate future planned clinical trials, or advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

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

In the Phase 1 dose escalation portion of our Phase 1/2 clinical trial, gavo-cel was generally well tolerated with a manageable adverse event profile up until dose level (DL) 5, with no patients experiencing on-target, off-tumor toxicities. Two dose limiting toxicities (DLTs) were observed: one case of Grade 3 pneumonitis at DL1 that resolved with anti-cytokine therapy, and one case of Grade 5 bronchoalveolar hemorrhage at DL5. Furthermore, all three patients treated at DL5 experienced Grade ≥3 CRS which resulted in 5x108 cells/m2 following lymphodepletion being declared the maximum tolerated dose (MTD) by the safety review team (SRT). After declaring the MTD, the study proceeded to a dose de-escalation portion, first at DL3.5 (3x108 cells/m2 following lymphodepletion) using a split-dosing approach, and subsequently at DL3 (1x108 cells/m2 following lymphodepletion) which was declared the recommended Phase 2 dose (RP2D). No new DLTs were observed during the dose de-escalation. While our data in the Phase 1/2 clinical trial has been positive with a manageable safety profile, these results may not be repeated or observed in future cohorts of patients treated in the currently ongoing clinical trial or in future clinical trials and may not be predictive of the results of later-stage clinical trials.

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

The number of patients we plan to treat in our clinical trial for gavo-cel is small and the results from this clinical trial, once completed, may be less reliable that results achieved in larger clinical trials. For example, in the Phase 1 portion of our Phase 1/2 clinical trial of gavo-cel, we evaluated the safety profile of gavo-cel and established the recommended Phase 2 dose. In Phase 2, we intend to treat up to 75 patients with malignant pleural/peritoneal mesothelioma, approximately 20 patients with non-small cell lung cancer (NSCLC), approximately 20 patients with ovarian cancer and approximately 20 patients with cholangiocarcinoma. The preliminary results of clinical trials with smaller sample sizes, such as our Phase 1/2 clinical trial of gavo-cel, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of gavo-cel, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trial.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities, including IRBs, to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug. Because of our planned dose escalation design for our clinical trials, undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics, which may stem from our product candidates specifically or may be due to an illness from which the clinical trial subject is suffering. In the Phase 1 dose escalation portion of our Phase 1/2 clinical trial, gavo-cel was generally well tolerated with a manageable adverse event profile up until DL5, with no patients experiencing on-target, off-tumor toxicities. Two DLTs were observed: one case of Grade 3 pneumonitis at DL1 that resolved with anti-cytokine therapy, and one case of Grade 5 bronchoalveolar hemorrhage at DL5. Furthermore, all three patients treated at DL5 experienced Grade ≥3 CRS which resulted in 5x108 cells/m2 following lymphodepletion being declared the MTD by the SRT. After declaring the MTD, the study proceeded to a dose de-escalation portion, first at DL3.5 (3x108 cells/m2 following lymphodepletion) using a split-dosing approach, and subsequently at DL3 (1x108 cells/m2 following lymphodepletion) which was declared the RP2D. No new DLTs were observed during the dose de-escalation. While our data in the Phase 1/2 clinical trial has been positive with a manageable safety profile, these results may not be repeated or observed in future cohorts of patients treated in the currently ongoing clinical trial or in future clinical trials and may not be predictive of the results of later-stage clinical trials.

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

Our product candidates target specific antigens that are also expressed on healthy cells. For example, gavo-cel, one of our lead product candidates, targets mesothelin, an antigen commonly found on mesotheliomas, ovarian cancers, and NSCLC, as well in healthy cells that line the pleura, pericardium and peritoneum. Our product candidates may target healthy cells, leading to serious and potentially fatal adverse effects. In our Phase 1/2 clinical trial of gavo-cel, we are using a dose escalation model to closely monitor the effect of gavo-cel on vital organs and other potential side effects. Even though we intend to closely monitor the side effects of our product candidates in both preclinical studies and clinical trials, we cannot guarantee that products will not target and kill healthy cells.

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

We are evaluating gavo-cel in combination with the checkpoint inhibitors Opdivo® (nivolumab), an anti-PD-1 checkpoint inhibitor, and Yervoy® (ipilimumab), an anti-CTLA-4 checkpoint inhibitor, in the planned

Phase 2 portion of our Phase 1/2 clinical trial. Nivolumab and ipilimumab are FDA approved therapies, but each has its own risks and side effects. Providing these therapies in combination with gavo-cel may increase gavo-cel’s efficacy, but it may also increase undesirable side effects from gavo-cel, nivolumab or ipilimumab.

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

We do not have our own clinical-scale manufacturing facility and are currently reliant on a limited number of manufacturers for our lentiviral vector and TRuC-T cell product candidates. We will pursue additional manufacturing capacity to meet the patient demand for our product candidates as needed, however third-party manufacturing providers may not be able to provide adequate resources or consistent capacity to meet our clinical trial or commercial needs.

We rely on third parties to manufacture our product candidates for our clinical trials.

We rely on third parties for the manufacture of our lentiviral vectors and our product candidates. We do not currently have a facility that can be used as our clinical scale manufacturing facility for our product candidates or lentiviral vector and we expect to rely on outside vendors to meet these manufacturing needs. We have added to our third-party manufacturing capacity for our product candidates through our partnership with ElevateBio. This partnership reserves us two of our own cGMP manufacturing suites with our own equipment and staffed with ElevateBio’s employees at ElevateBio BaseCamp, a 140,000 square foot, world-class cell and gene therapy manufacturing facility based in Waltham, Massachusetts. However, this additional capacity may not be enough to support our clinical trials, and our own employees will not be controlling and operating the facility. To mitigate the risk of third-party manufacturers we plan to develop our own controlled and operated manufacturing facilities for our product candidates at our 85,000 square foot manufacturing facility in Rockville, Maryland. The BaseCamp partnership enables us to establish additional near-term manufacturing capacity and technical capabilities in the United States, and the Rockville, Maryland facility, once operational, will be able to support clinical and commercial production of our product candidates. However, we still continue to rely on third-party manufacturers to meet our clinical trial demands. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We plan to make changes as we work to optimize the manufacturing process. For example, we may switch or be required to switch from research-grade materials to commercial-grade materials in order to get regulatory approval of our product candidates. We cannot be sure that even minor changes in the process will result in therapies that are safe and effective and licensed for commercial sale.

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

We have incurred significant net losses in each period since our inception in May 2015. For the year to date period ended September 30, 2022, we incurred a net loss of $91.3 million. As of September 30, 2022, we had an accumulated deficit of $440.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $86.3 million, inclusive of the exercise of the underwriters' overallotment option. On July 31, 2020, we completed a stock offering raising gross proceeds of approximately $142.6 million. On January 22, 2021, we completed a stock offering raising gross proceeds of $140.0 million. As of September 30, 2022, we had cash, cash equivalents and short-term investments of approximately $176.0 million. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

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

Regulatory requirements in the United States and abroad governing cell therapy products have changed frequently and may continue to change in the future. In 2016, the FDA established the Office of Tissues and Advanced Therapies (OTAT) within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee, among others, to advise this review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products (OTP) and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. In addition, under guidelines issued by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s institutional review board, or IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual cell and gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For example, on July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede biosimilar competition. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announces receipt of complete response letters due to the FDA’s inability to complete requires inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

As of November 1, 2022, we had 105 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing,

financial and other personnel in the future, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Further, we anticipate growth in our future business operations as we advance our product candidates, which could necessitate the addition of new laboratory and/or office space. This future growth could create strain on our organizational, administrative, and operational infrastructure, including laboratory operations and quality control. There is no guarantee that we will be able to manage the expansion of our facilities and operations, or that our systems, procedures or controls will be adequate to support our expanded facilities and operations. There is also no guarantee that we will be able to build out, acquire, or enter into agreements to lease facilities to support our growth.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of September 30, 2022, we have a total of 38,657,061 shares of common stock outstanding. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Plan, our 2018 Employee Stock Purchase Plan and our 2022 Inducement Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act) enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our Annual Report, our other periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

As of November 1, 2022, our executive officers, directors, and 5% stockholders beneficially owned approximately 35% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, increases in interest rates, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and in global economic and political conditions will not occur. Our general business strategy may be adversely affected by any future economic downturn, political unrest, volatile business environment or continued unpredictable and unstable market conditions. For instance, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Further, state-sponsored cyberattacks could expand as part of the conflict, which would adversely affect our and our suppliers' ability to maintain or enhance key cyber security and data protection measures.

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. On July 31, 2020, we completed the sale of 9.2 million shares of stock in at a public offering price of $15.50 per share. We raised net cash proceeds of approximately $133.6 million from the offering. On January 22, 2021, we completed the sale of approximately 4.6 million shares of common stock in at a public offering price of $30.50 per share. We raised net cash proceeds of approximately $131.3 million from the offering. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $176.0 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since September 30, 2022, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Date:	November 8, 2022	TCR[2] Therapeutics Inc.

		By:	/s/ Eric Sullivan
Eric Sullivan
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)