Form 10-K
period 2022-12-31
TCR2 THERAPEUTICS INC.
filed 2023-03-23
CIK 1750019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022: $89,641,770

As of March 5, 2023, there were 39,244,199 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

TCR2 Therapeutics Inc.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in “Item 1A—Risk Factors,” and include, but are not limited to, the following:

•
Failure to complete, or delays in completing, the potential merger with Adaptimmune Therapeutics plc (“Adaptimmune”) announced on March 5, 2023 (the "Merger") could materially and adversely affect our results of operations, business, financial results and/or stock price.
•
Uncertainty with respect to if or when the Merger will be completed.
•
Because the Merger Agreement provides for a fixed exchange ratio for the number of shares of Adaptimmune ADSs that will be issued for each outstanding share of our common stock, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.
•
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to Adaptimmune.
•
Lawsuits may be filed against us and the members of our board of directors arising out of the Merger, which may delay or prevent the Merger.
•
Our approach to the discovery and development of product candidates based on our TRuC-T cell platform represents a novel approach to cancer treatment, which creates significant challenges for us. We are early in our development efforts. Gavo-cel, our most advanced product candidate, is in the Phase 2 portion of the Phase 1/2 clinical trial, TC-510 is in the Phase 1 portion of the Phase 1/2 clinical trial and our other product candidates are still in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•
We have limited experience as a company in conducting clinical trials. Clinical development involves a lengthy and expensive process with an uncertain outcome and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.
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
•
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have incurred significant losses since inception and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future. If we fail to obtain additional financing, we may be unable to continue our research and product development programs.
•
If we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours and our ability to commercialize any product candidates we may develop and our technology may be adversely affected.
•
Our restructuring and strategic reprioritization activities in the past year may be disruptive to our operations and harm our business and may not be successful.
•
The U.S. Food and Drug Administration (FDA) regulatory approval process is lengthy and time-consuming and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
•
Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
•
We are highly dependent on our key personnel and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•
Our stock price has been and will likely continue to be volatile. Securities class action or other litigation involving our company or members of our management team could also substantially harm our business, financial condition and results of operations.

•
Unstable global markets, economic and political conditions may have serious adverse consequences on our business, financial condition and stock price.
•
We are an emerging growth company and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors. We are also a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of TCR2 Therapeutics Inc. (the “Company,” “we,” “us” and “our”) contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements appear in a number of places in this Annual Report on Form 10-K and include, but are not limited to, statements about:

•
the occurrence of any event, change, or other circumstances that could delay or prevent closing of the transactions contemplated by, or give rise to the termination of that certain Agreement and Plan of Merger, dated as of March 5, 2023 (the “Merger Agreement”), by and among us, CM Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Adaptimmune (“Merger Sub”), and Adaptimmune Therapeutics plc (“Adaptimmune”), pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Adaptimmune;
•
the timing of preclinical studies and clinical trials of gavo-cel, TC-510 and any other product candidates;
•
our need to raise additional funding before we can expect to generate any revenues from product sales;
•
our ability to submit our planned INDs, including for TC-520, conduct successful clinical trials and obtain regulatory approval for gavo-cel, TC-510 or any other product candidates that we may identify or develop;
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
•
the implementation of our strategic plans for our business, including the reprioritization of our clinical and research priorities, any product candidates we may develop and our technology;
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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

Part I

Except where the context otherwise requires or where otherwise indicated, the terms “TCR2,” “TCRR,” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to TCR2 Therapeutics Inc. and its consolidated subsidiaries.

Item 1. Business

Overview

We are a clinical-stage cell therapy company developing a pipeline of novel T cell therapies for cancer patients suffering from solid tumors by powering the T cell receptor (TCR) with our proprietary, first-in-class TCR Fusion Construct T cells (TRuC-T cells). Designed to overcome the limitations of current cell therapy modalities, our TRuC-T cells, an HLA-independent T cell therapy platform, recognize and kill cancer cells by harnessing the entire TCR signaling complex, which we believe is essential for T cell therapies to be effective in patients with solid tumors.

Our lead TRuC-T cell targeting mesothelin-expressing solid tumors is gavocabtagene autoleucel (gavo-cel, formerly TC-210). We have completed the Phase 1 portion of our Phase 1/2 clinical trial for gavo-cel to treat patients with ovarian cancer, non-small cell lung cancer (NSCLC), malignant pleural/peritoneal mesothelioma (MPM) or cholangiocarcinoma. We estimate the patient population for gavo-cel in the four indications which we are exploring in our clinical trial is up to 81,000 patients in the United States alone.

•
Based on the topline data readout presented on September 28, 2022 from patients in dose escalation in the Phase 1 portion of our Phase 1/2 clinical trial as of the September 9, 2022 data cutoff, gavo-cel has demonstrated consistent clinical benefit, with 28 of 30 (93%) patients evaluable for efficacy experiencing tumor regression, clinical activity observed in all three mesothelin-expressing tumor types treated (i.e. ovarian cancer, mesothelioma and cholangiocarcinoma), and a 77% disease control rate (DCR).
•
As measured by blinded independent central review (BICR), we have observed a 22% Overall Response Rate (ORR) in patients infused with gavo-cel following lymphodepletion with six (two ovarian cancer, four mesothelioma) RECIST partial responses (PRs). The ORR was 29% in ovarian cancer and 21% in mesothelioma.
•
The median overall survival (OS) for patients with ovarian cancer was 8.1 months, whereas the median progression-free survival (PFS) for patients with ovarian cancer was 5.8 months. The median OS for patients with MPM was 11.2 months, whereas the median PFS for patients with MPM was 5.6 months.
•
Based on our mesothelin cutoff screening protocol (confirmed positive mesothelin expression on ≥50% of tumor cells that are 2+ and/or 3+ by immunohistochemistry), 48% of patients screened have been eligible to be enrolled in our clinical trial.
•
A maximum tolerated dose (MTD) was declared by the Safety Review Team (SRT) after all three patients treated at dose level 5 (DL5: 5x108 cells/m2 following lymphodepletion) experienced Grade ≥3 CRS. In late December 2021, the SRT declared 1x108 cells/m2 following lymphodepletion as the recommended Phase 2 dose (RP2D).

We designed the Phase 2 portion of our Phase 1/2 clinical trial to assess gavo-cel in patients with ovarian cancer, NSCLC, malignant pleural/peritoneal mesothelioma or cholangiocarcinoma. In January 2023, we announced that we had narrowed the focus of our development of gavo-cel to ovarian cancer in combination with Opdivo® (nivolumab) and redosing strategies which we believe may increase the duration of benefit in patients. We expect preliminary durability data from the ovarian cancer cohort in the second half of 2023.

Our next most advanced program is TC-510, our first enhanced TRuC-T cell targeting mesothelin-expressing solid tumors which incorporates a PD-1:CD28 chimeric switch receptor. In our preclinical studies of TC-510, we have observed functional improvements over gavo-cel including enhanced signaling, increased proliferation, reduced exhaustion and improved in vivo efficacy against tumors with high PD-L1 expression. Based on these preclinical studies, we believe we can improve on the efficacy of gavo-cel in specific hostile solid tumor microenvironment settings and potentially expand into new solid tumor indications. We are conducting the Phase 1 portion of the Phase 1/2 clinical trial with initial data expected in the second half of 2023.

Proposed Transaction with Adaptimmune

On March 5, 2023, we entered into a definitive agreement with Adaptimmune Therapeutics plc ("Adaptimmune"), pursuant to which, upon the terms and subject to the conditions thereof, the Company will become a wholly-owned indirect subsidiary of

Adaptimmune (the “Merger Agreement” and such transaction, the “Merger”). The combined company will create a preeminent cell therapy company focused on treating solid tumors. The combination provides extensive advantages for clinical development and product delivery supported by complementary technology platforms. The lead clinical franchises for the combined company utilize engineered T-cell therapies targeting MAGE A4 and mesothelin. These targets are expressed on a broad range of solid tumors and are supported by compelling early- and late-stage clinical data. The combined company also has a preclinical pipeline of additional target opportunities with development initially focused on PRAME and CD70.

The Merger Agreement was approved by our board of directors (the “Board”), and the Board resolved to recommend approval of the Merger Agreement to our stockholders. The closing of the Merger is subject to approval of our stockholders and the satisfaction of customary closing conditions. In connection with the execution of the Merger Agreement, certain of our stockholders and certain shareholders of Adaptimmune entered into voting and support agreements with Adaptimmune, pursuant to which they have agreed, among other things, and subject to the terms and conditions of the agreements, to vote their shares in favor of the Merger Agreement and the Merger, in accordance with the recommendation of the respective boards of directors of Adaptimmune and the Company.

Subject to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of our common stock (other than shares of our common stock held as treasury stock, or shares of our common stock owned by Adaptimmune or any direct or indirect wholly-owned subsidiaries of Adaptimmune), including shares of our common stock underlying our restricted stock units that vest upon a change of control, will be converted into the right to receive 1.5117 American Depositary Shares of Adaptimmune (“Parent ADS”) with each Parent ADS representing six ordinary shares of Adaptimmune. Following the closing of the Merger, Adaptimmune shareholders will own approximately 75% of the combined company and our stockholders will own approximately 25% of the combined company.

Subject to approval by our shareholders and the shareholders of Adaptimmune and satisfaction or waiver of other closing conditions, the transaction is expected to close in the second quarter of 2023.

Our Pipeline

The versatility of our platform is highlighted by our lead program and multiple approaches in development. We have generated a pipeline with assets that focus on solid tumors. Our product candidates are listed in the figure below.

indications
preclinical
phase 1
phase 2
phase 3
Solid Tumors
gavo-cel
Target: Mesothelin
Ovarian cancer, NSCLC, MPM, Cholangiocarcinoma
TC-510 (PD-1 Switch)
Target: Mesothelin
MPM, Ovarian cancer, Pancreatic cancer, Colorectal cancer, TBNC
TC-520
Target: CD70
Solid Tumors, Hematological Malignancies

NSCLC: non-small cell lung cancer; MPM: malignant pleural/peritoneal mesothelioma; aALL: adult acute lymphoblastic leukemia; DLBCL: diffuse large B-cell lymphoma; NHL: other non-Hodgkin lymphoma (NHL) subtypes including follicular lymphoma (FL), mantle cell lymphoma (MCL), primary mediastinal B-cell lymphoma (PMBCL)

Our Approach Utilizes the Full T-Cell Receptor

The TCR is one of the body’s most complex receptors, composed of an antigen-recognizing heterodimer (TCRα and TCRβ chains) which binds to specific peptide-MHC ligands in association with a complex of signaling subunits, collectively called CD3: CD3γ, CD3δ and two subunits each of CD3ε and CD3ζ. The contribution and interplay of the TCR’s six different receptor subunits to its very broad and complex signaling activities in T cells is not fully understood but we believe all subunits play an important role in regulating and tuning activation signals downstream of the TCR. In total, the six different CD3 subunits contain ten immune receptor tyrosine-based activation motifs (ITAM) and the multiplicity of ITAMs within the TCR regulates the signaling potency and thereby the strength of T cell activation following TCR ligation. Besides ITAMs, other unique motifs in the intracellular domains of CD3γ, CD3δ, CD3ε and CD3ζ are crucial for homeostasis, negative feedback regulation, signaling and function of the TCR complex. In contrast to CAR-Ts, which operate as stand-alone receptors utilizing only one of the six TCR subunits (CD3ζ), TRuCs fully integrate into the TCR complex and therefore have the potential utilize the full signaling capacity of the TCR and take advantage of its intrinsic regulatory mechanisms.

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

The figure below describes the natural HLA-restricted TCR complex as compared to the HLA-independent TRuC TCR.

Our platform enables the design of TRuC-T cells with a number of potential advantages, as described in the table below:

ATTRIBUTES	FEATURES	MECHANISMS	DESIRED PATIENT OUTCOME
Optimized Signaling	TRuC construct integrates into and utilizes the full signaling capacity of the native TCR	• Naturally controlled T cell responses through TCR regulatory motifs	• Produce a more powerful, well-controlled anti-tumor T cell response
		• Avoids cytokine overproduction	• Lower risk of adverse events
• No requirement for built-in costimulatory domain
Solid Tumor Efficacy	Potent elimination of solid tumors with functional persistence	• Efficient solid tumor penetration and retention	• Overcomes restricted T cell migration in solid tumors
		• Favorable metabolic profile promotes T cell fitness	• Long-term persistence to achieve durable responses
• Promotion of memory T cell phenotype
Versatile Targeting	Reprogramming of the TCR by antibody-based binder recognition of tumor antigens	• HLA-independent tumor antigen recognition through the full TCR	• Avoids HLA downregulation as a mechanism of escape/relapse
		• Ability to attack tumors based on the recognition of two different antigens	• Improved response rates in tumors with heterogeneous target antigen expression
	Dual targeting	• Screening of diverse binder pools yields TRuC-T cells with optimal properties
• Reduced risk of relapse due to antigen escape
	Broad range of available binder formats allows identification of optimized TRuC for each target	• Binder formats include, but are not limited to, single-chain variable fragments, single-domain antibodies and receptors	• TRuC optimization leads to increased likelihood of clinical activity

Our goal is to improve upon the efficacy and safety of T-cell therapies by enhancing trafficking of T cells into tumors, tumor antigen targeting, the ability to withstand the tumor microenvironment, long-lasting T-cell persistence and a controlled anti-tumor response. In our preclinical studies, TRuC-T cells have shown improvements in each of these key characteristics compared to CAR-T cells, including those we have engineered with the same binders. Importantly, in our gavo-cel Phase 1 dose escalation, we have demonstrated proof-of-concept and benefit for patients in all treated indications.

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

Gavo-cel Market Opportunity

We estimate the patient population for gavo-cel in the four indications which we are exploring in our clinical trial is up to 81,000 patients in the United States alone. Mesothelin is overexpressed on the cell surface in multiple cancers, including approximately 76% of malignant pleural mesothelioma (the most common type of mesothelioma), 58% of ovarian cancers and 31% of NSCLC, among others. The following figure illustrates the proportion of cancer patients with mesothelin expressed on the surface of their tumors and are therefore potential candidates for gavo-cel therapy.

Ovarian Cancer Background

Epithelial ovarian cancer comprises approximately 90% of all ovarian malignancies. Approximately 21,000 patients in the United States were estimated to be diagnosed with ovarian cancer in 2021 with an estimated 12,400 cases expressing mesothelin on the cell surface.

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

In the first half of 2022, we announced that we received an FDA Orphan Drug Designation for gavo-cel’s treatment of mesothelioma.

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

Gavo-cel Phase 1/2 Trial in Mesothelin-Positive Tumors

We have initiated a Phase 1/2 clinical trial of gavo-cel in patients with mesothelin-positive ovarian cancer, NSCLC, malignant pleural/peritoneal mesothelioma and cholangiocarcinoma. In January 2023, we announced that we had narrowed the focus of our development of gavo-cel to ovarian cancer in combination with Opdivo® (nivolumab) and redosing strategies.

Our Phase 1/2 clinical trial consists of two parts:

•
In the Phase 1 portion of the clinical trial, patients may be infused with gavo-cel at one of four different dose levels with or without lymphodepleting chemotherapy to determine the RP2D. At each dose level, gavo-cel T cells are first given without lymphodepletion to one patient and, if deemed safe, given to the subsequent three patients following lymphodepleting chemotherapy. The Phase 1 portion of the clinical trial was completed during 2022.
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
•
In January 2023, we announced that we had narrowed the focus of our development of gavo-cel to ovarian cancer in combination with Opdivo® (nivolumab) and redosing strategies which we believe may increase the duration of benefit in patients. We expect preliminary durability data from the ovarian cancer cohort in the second half of 2023. We are now planning to prioritize enrollment completion in a 20-patient ovarian cancer cohort.

Clinical findings

On September 28, 2022, we announced positive topline data from the Phase 1 portion of the gavo-cel Phase 1/2 clinical trial that enrolled 32 patients with mesothelin-expressing solid tumors. As of the September 9, 2022 data cutoff, six PRs according to RECIST 1.1 criteria were recorded among 30 evaluable patients treated on study in dose escalation. Gavo-cel was administered up to dose level 5 (DL5) (5x108/m2 following lymphodepletion).

Two dose limiting toxicities (DLTs) were reported: at DL1, one Grade 3 pneumonitis that resolved with supportive measures, which permitted the continuation of dose escalation and at DL5, one Grade 5 bronchoalveolar hemorrhage along with the development of severe CRS in all 3 patients treated at this dose level. Following the DLT at DL5, one patient had received gavo-cel at 3x108/m2 after lymphodepletion using a split dosing approach to refine the identification of the RP2D and an additional patient was treated at DL3 (1x108/m2 following lymphodepletion). In both cases gavo-cel was well tolerated with only Grade 1 non-hematological toxicities being reported. Since then, five additional patients were treated at 3x108/m2 after lymphodepletion and subsequently, in late December 2021, the SRT declared DL3 as the RP2D.

The primary objectives of the Phase 1 portion of the study are to define the safety profile of gavo-cel in patients whose tumors overexpress mesothelin and to determine the RP2D. Secondary objectives include ORR and DCR (response or stable disease lasting at least 12 weeks). Exploratory objectives include the assessment of expansion, tumor infiltration and persistence of gavo-cel.

Summary of trial conduct, baseline characteristics and gavo-cel dose:

•
Screening: 48 percent of patients met the mesothelin expression cut-off as defined per protocol.
•
Patient Characteristics: 32 patients received gavo-cel including 23 with mesothelioma, eight with ovarian cancer and one with cholangiocarcinoma with a median age of 63 years (range, 28-84 years). The median number of prior therapies was five (range, 1-13), including immune checkpoint inhibitor therapy (66%) and anti-mesothelin therapies (19%).
•
Gavo-cel Dose: The 32 patients disclosed to date have received gavo-cel at the following dose level (DL):
o
DL 0: 5x107 cells/m2 without lymphodepletion – one mesothelioma
o
DL 1: 5x107 cells/m2 following lymphodepletion – seven mesothelioma and one ovarian cancer
o
DL 2: 1x108 cells/m2 without lymphodepletion – one mesothelioma
o
DL3: 1x108 cells/m2 following lymphodepletion – six mesothelioma patient, one cholangiocarcinoma patient, and six ovarian cancer patients
o
DL 3.5: 3x 108 cells/ m2 following lymphodepletion – four mesothelioma and one ovarian cancer
o
DL4: 5x108 cells/m2 without lymphodepletion – one mesothelioma patient
o
DL5: 5x108 cells/m2 following lymphodepletion – three mesothelioma patients

Key clinical findings from 32 patients treated with gavo-cel:

•
Safety: gavo-cel was generally well tolerated with a manageable adverse event profile up until DL5. Two DLTs were observed: one case of Grade 3 pneumonitis at DL1 that resolved with anti-cytokine therapy, and one case of Grade 5 bronchoalveolar hemorrhage at DL5. Furthermore, all three patients treated at DL5 experienced Grade ≥3 CRS which resulted in 5x108 cells/m2 following lymphodepletion being declared the MTD.
•
Clinical Activity: 30 patients were evaluable for response. As measured by blinded independent central review (BICR), tumor regression was observed in 28 (93%) patients with a DCR (CR+PR+SD lasting at least three months) of 77%. Eight patients achieved PRs by target lesion assessment, six of whom (four with mesothelioma and two with ovarian cancer) achieved a PR according to RECISTv1.1 criteria. We have observed a 22% Overall Response Rate (ORR) in patients infused with gavo-cel following lymphodepletion with six (four mesothelioma, two ovarian cancer) RECIST PRs, including one patient who also achieved a complete metabolic response. The ORR was 29% in ovarian cancer and 21% in mesothelioma. The median overall survival (OS) for patients with ovarian cancer was 8.1 months, whereas the median progression-free survival (PFS) for patients with ovarian cancer was 5.8 months. The median OS for patients with MPM was 11.2 months, whereas the median PFS for patients with MPM was 5.6 months.
•
Translational Data: Peak gavo-cel expansion (Cmax) occurred between days 7 and 23. Cmax markedly increased when gavo-cel was administered following lymphodepletion. Cytokine induction post gavo-cel infusion was observed in all evaluable patients, which is indicative of mesothelin target engagement. Post infusion, expression of PD-1 was observed to be upregulated on circulating gavo-cel T cells. Detection of gavo-cel in tumors and malignant effusions showed higher expansion and longer persistence in these tissues as compared to peripheral blood.

TC-510: Our First TRuC-T Cell Enhanced with a PD-1:CD28 Chimeric Switch Receptor Targeting Mesothelin Positive Solid Tumors

We are also developing TC-510, a mesothelin-targeted TRuC-T cell that co-expresses a PD-1:CD28 chimeric switch receptor to provide a local costimulatory signal in the hostile tumor microenvironment. In our preclinical studies of TC-510, the co-expression of the PD-1:CD28 switch receptor enhanced TCR downstream signaling, increased proliferation, reduced exhaustion and improved in vivo efficacy against tumors with high PD-L1 expression. Based on these studies, we believe TC-510 can improve on the efficacy of gavo-cel in a PD-L1 rich hostile solid tumor microenvironment and potentially expand into new solid tumor indications. We are conducting the Phase 1 portion of the Phase 1/2 clinical trial with initial data expected in the second half of 2023.

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

We are focused on continued innovation to broaden our platform through internal research and collaboration with leading academic laboratories and industry partners in the field of T-cell immunology, cell therapy, gene editing and process development.

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

Our next most advanced enhanced TRuC is TC-520, our fratricide resistant CD70 targeting TRuC-T cell co-expressing an IL-15 enhancement. In our preclinical studies, we have shown that an IL-15 enhancement can further improve the preclinical efficacy of our CD70 targeting TRuC-T cells due to IL-15 effectively improving the expansion, persistence and durable efficacy. We are conducting IND-enabling activities for TC-520 to treat patients with hematological malignancies and solid tumors, specifically renal cell carcinoma and acute myeloid leukemia. Due to the high expression of CD70 across many cancer types, we estimate that up to 141,000 patients express CD70 in the United States alone.

TC-520: Our First TRuC-T Cell Targeting CD70-Expressing Tumors

We are also developing TC-520, a CD70-targeted TRuC-T cell that incorporates an IL-15 pathway enhancement. In our preclinical studies of TC-520, the T cells exhibited potent activity against CD70-expressing cells, while the IL-15 enhancement improved T cell phenotype, function, and persistence. We are conducting IND-enabling activities for TC-520 to treat CD70-expressing solid tumors and hematological malignancies.

Design of TC-520

TC-520 cells express a TRuC construct that includes a proprietary CD70 binder and a membrane-bound IL-15 enhancement. The CD70 binder is tethered to the human CD3ε subunit via a flexible linker to form the CD70-targeting TRuC construct. Both the CD70 and the IL-15 proteins are encoded by a single genetic construct. We use a lentiviral vector to transfer the genetic information for the transgenes into a patient’s own T cells. Once in the T cell, the TRuC protein is expressed and integrated into the endogenous TCR. There, it redirects the TRuC-T cells to recognize CD70-positive tumor cells and eliminate CD70-positive tumors. The IL-15 protein is co-expressed on the cell surface.

Because CD70 expression occurs on activated lymphocytes as well as being overexpressed on various hematological and solid tumors, fratricide (self-killing of CD70 expressing activated lymphocytes) has been recognized as a significant challenge for CD70-targeting T cell therapies. In our preclinical studies of TC-520, we observed no evidence of fratricide. In addition, in our preclinical studies, we observed that the IL-15 enhancement improved persistence and increased expansion of the TRuC-T cells, as well as improved TRuC-T cell phenotype by increasing the proportion of cells with a memory stem T cell phenotype. The following figure illustrates the design of TC-520.

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

TRuC-T Cell Manufacturing Strategy

We are devoting resources in process development and manufacturing to optimize the reliability of our product candidates and reduce manufacturing costs and vein-to-vein time. This investment will ensure that our manufacturing and delivery process will have utility across all the product candidates in our pipeline.

The generation of a genetically-modified autologous T cell therapy such as TRuC-T cells involves several integrated and complex steps, including the collection of T cells through leukapheresis, cryopreservation, manufacture of the transfer vector under cGMP conditions, ex vivo selection, activation, transduction and expansion of the TRuC-T cells, ultimately leading to infusion of TRuC-T cells into patients. The technical, logistical and regulatory challenges associated with the virus and cell manufacturing processes are significant. We plan to simplify the manufacturing process through the implementation of automated technologies and the development of scalable processes aimed at reducing the cost of goods.

We have already taken two critical steps geared toward simplifying our manufacturing process. First, our TRuC-T cells are manufactured via a semi-automated and functionally closed system (CliniMACS Prodigy), which provides a common platform that will be employed in the development of all of the product candidates in our pipeline. This manufacturing process is economical, reliable and scalable and can support rapid development of the product candidates throughout the clinical life cycle and regulatory approvals. This system has a small footprint, which enables us to manufacture multiple products in parallel units within the same minimally controlled space, thereby reducing operating costs. Second, both the input leukapheresis material that enters the manufacturing process as well as the final TRuC-T cells are cryopreserved products, which simplifies the logistics for delivery to the patient and reduces the risk of product delivery failure. The entire vein-to-vein manufacturing process has safe-guards in place designed to ensure product identity and integrity throughout the production life-cycle.

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

As part of our manufacturing strategy, we plan to be capital efficient by leveraging third party manufacturers and only expand or internalize manufacturing capacity in anticipation of a potential regulatory approval for any of our TRuC-T cell product candidates.

Intellectual Property

Intellectual property is a fundamental component of our business and of vital importance in our field. We actively seek to protect the intellectual property and proprietary technology that we believe is important to our business, including seeking, maintaining, enforcing and defending patent rights for our product candidates and processes, whether developed internally or licensed from third parties. We may additionally rely on regulatory protection afforded through orphan drug designations, data exclusivity, market exclusivity and patent term extensions where available.

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

Many of the patent applications that we own or in-license, including our trademark filings, are still in the early stages of prosecution and no claims have been issued yet, with the exception of ten issued U.S. patents and 19 issued foreign patents as of March 5, 2023. Examination of many of the patent applications that we own has not yet commenced, because they are either provisional applications or Patent Cooperation Treaty (PCT) applications that are not examined. We will need to decide whether and where to pursue protection for the inventions disclosed in these provisional and PCT applications before applicable statutory deadlines, our applications will only be examined in jurisdictions where we elect to pursue protection and we will only have the opportunity to attempt to obtain patents in such jurisdictions where we elect to pursue protection. We are seeking protection across a range of commercially important territories, including (but not limited to) countries in North America, Europe and Asia.

As of March 5, 2023, our patent portfolio includes ten issued U.S. patents, at least 23 pending U.S. provisional or nonprovisional patent applications, at least 12 pending Patent Cooperation Treaty (PCT) international applications, 19 issued foreign patents and at least 120 pending foreign patent applications, which patent applications we own or in-license. The claims of these patent applications are directed toward various aspects of our product candidates and research programs including compositions of matter, methods of use and processes. These owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2036 through 2043, in each case without taking into account any possible patent term adjustments or extensions.

As of March 5, 2023, our patent portfolio includes multiple patents and patent applications with claims directed to gavo-cel, including compositions of matter, manufacturing methods, manufacturing precursors or uses thereof, of which there are (i) five issued U.S. patents, at least seven pending U.S. provisional or U.S. nonprovisional patent applications, at least two pending PCT international applications, 14 issued foreign patents and at least 41 pending foreign patent applications which we own and (ii) one U.S. patent, at least one pending U.S. nonprovisional patent application, three issued foreign patents and at least 11 pending foreign patent applications for which we have a nonexclusive license from Harpoon Therapeutics, Inc. (Harpoon). These owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2036 through 2043, in each case without taking into account any possible patent term adjustment or extensions.

As of March 5, 2023, our patent portfolio includes multiple patents and patent applications with claims directed to TC-510, including compositions of matter, manufacturing methods, manufacturing precursors or uses thereof, of which there are (i) five issued U.S. patents, at least three pending U.S. provisional or U.S. nonprovisional patent applications, 14 issued foreign patents and at least 25 pending foreign patent applications which we own; (ii) one U.S. patent, at least one pending U.S. nonprovisional patent application, three issued foreign patents and at least 11 pending foreign patent applications for which we have a nonexclusive license from Harpoon Therapeutics, Inc. (Harpoon) and (iii) one U.S. patent, at least one pending U.S. nonprovisional patent application, five issued foreign patents and at least five pending foreign patent applications for which we have an exclusive license from Drs. Stefan Endres and Sebastian Kobold at the Klinikum der Universität München (the PD-1 Switch License). Pursuant to the PD-1 Switch License we have an exclusive, world-wide, royalty free, sublicensable license to research, develop, make, use, sell, commercialize or otherwise exploit products that include a construct with a PD-1 extracellular domain with intracellular CD28 co-stimulatory domain (the PD-1 Switch). We incorporated the PD-1 Switch into TC-510. As consideration for the PD-1 Switch License, we issued the Inventors equity and have agreed to certain technology access fees and patent and development milestone payments. These owned and in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2036 through 2043, in each case without taking into account any possible patent term adjustment or extensions.

Our trademark portfolio currently contains issued trademarks for TCR2, TRuC and our logo in the United States.

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

Competition

We believe our novel TRuC-T cell platform, its design flexibility, superior performance over CAR-T cell and TCR-T cell therapies, emerging enhancements and our knowledge of cellular immunotherapy should enable us to successfully develop novel and highly effective treatments for cancer. However, we may face intense and increasing competition from larger biotechnology and pharmaceutical companies with greater financial resources, who are also developing immuno-oncology therapies (including cellular therapies) and more traditional treatments for cancer. In addition, academic institutions, governmental agencies, public and private research institutions and early stage or smaller companies could also prove competitive.

The market opportunity in oncology has led to a number of collaborations including Janssen Biotech, Inc. (Janssen)/ Nanjing Legend Pharmaceutical & Chemical Co., Ltd (Legend), bluebird bio, Inc. (bluebird)/ Regeneron Pharmaceuticals Inc. (Regeneron) and bluebird/Gritstone Oncology, Inc.) and major acquisitions (Gilead Sciences, Inc. (Gilead)/Kite Pharma Inc. (Kite)/Tmunity, Bristol Myers Squibb Co (BMS)/Celgene Corporation (Celgene)/Juno Therapeutics, Inc. (Juno), Takeda Pharmaceutical Company Limited (Takeda)/GammaDelta Therapeutics Limited (GammaDelta)), Astra Zeneca/Neogene, among companies focused on cellular cancer therapies. If this trend continues, which we expect, we could see further consolidation of technical expertise and human capital. This potentially provides a partnership opportunity for us but could also make it more challenging for us to acquire complementary technology or products and recruit and retain qualified scientific and management personnel. In addition, this competition could impact our ability to recruit clinical trial sites and patients in a timely manner for our clinical trials. Larger companies with greater financial flexibility and global reach may be able to obtain regulatory approvals and gain widespread market acceptance before us, which could impact our commercial launch and could make our products obsolete or non-competitive.

We are developing one of our lead product candidates, gavo-cel, in combination with an immune checkpoint inhibitors. Others are evaluating these immune checkpoint inhibitor approaches in combination with CAR-T cells and TCR-T cells to enhance efficacy in the treatment of solid tumors. We therefore could experience significant direct competition from this type of combination immunotherapy. We may also face substantial competition in the future from other immunotherapies, if their use alone or in combination demonstrates a significant improvement in efficacy. Development of more effective small molecules, antibody-based approaches, cancer vaccines, oncolytic viruses and other products could lead to them preferentially being used as first- or second-line treatments, which would reduce the opportunity for our product candidates.

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

Competition for Our Product Candidates Targeting Mesothelin-Expressing Solid Tumors

The overexpression of mesothelin by numerous solid tumors, combined with its low expression on mesothelial cells lining the pleura, peritoneum and pericardium, has led to a number of different mesothelin-targeting agents being tested in Phase 1/2 trials. These approaches include novel antibody therapeutics, such as unconjugated monoclonal antibodies, antibody-drug conjugates, bispecific antibodies as well as vaccines. Antibody-based approaches are being pursued by Amgen Inc., Bayer AG, Bristol-Myers Squibb Company, Eisai, F. Hoffmann-La Roche Ltd, Harpoon Therapeutics, Inc., Morphotek, Inc., Selecta Biosciences, Inc. and Novimmune SA among others. Antibody-based agents in development have been limited to date by immunogenicity, poor tumor penetration and dose-limiting toxicities associated with the therapy. Adaptimmune, Atara Biotherapeutics, Inc., CARISMA Therapeutics Inc., Gracell Biotechnology Inc., Kiromic Biopharma, Inc., Biotech Corp, Memorial Sloan Kettering Cancer Center, the National Institutes of Health Clinical Center Inc., Takeda Pharmaceutical Co. Ltd., Tmunity Therapeutics, Inc., University of Pennsylvania, National Cancer Institute and several Chinese academic institutions are developing anti-mesothelin cell therapies.

Government Regulation and Product Licensure

Government authorities in the United States, at the federal, state and local level and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Licensure and Regulation of Biologics in the United States

In the United States, biological products such as our lead product candidates, are licensed for marketing by the FDA under the Public Health Service Act (PHSA) and regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (FDCA), as well as by other federal, state and local statute and regulations. Both the FDCA and the PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, potency, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. The FDA must license a biological product before it may be marketed within the United States. Within the FDA, the Center for Biologics Evaluation and Research (CBER) regulates cell therapy products.

The failure of an applicant to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post-approval process, may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical trials, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines and civil or criminal investigations and penalties brought by the FDA or Department of Justice (DOJ), or other government entities, including state agencies.

An applicant seeking licensing to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps before the product candidate will be licensed by the FDA.

•
preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice (GLP) regulations and standards;
•
submission to the FDA of an Investigational New Drug application (IND) for human clinical testing, which must become effective before human clinical trials may begin;
•
approval by an institutional review board (IRB) representing each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with current good clinical practices (GCP);

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
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
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

Preclinical Studies and Investigational New Drug Application

Before an applicant begins testing a product candidate with potential therapeutic value in humans, the product candidate enters preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA a part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity and long-term toxicity studies, may continue after the IND is submitted.

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

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

Human Clinical Trials in Support of a BLA

Clinical trials involve the administration of the investigational product candidate to human subjects under the supervision of a qualified investigator in accordance with GCP requirements which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written clinical trial protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Human clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may also be required after licensing.

•
Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the investigational biological product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.
•
Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the potency or efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials. Phase 2 clinical trials are well controlled, closely monitored and conducted in a limited patient population.

•
Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially potent or effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical potency or efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to license and, if licensed, how to appropriately label a biologic. Such Phase 3 studies are referred to as “pivotal.”

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

In March 2022, the FDA released a final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce developmental costs and time.

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

Clinical trials sometimes require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application, when requested, must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The IDE application must be approved in advance by the FDA, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA as well as the appropriate institutional review boards, or IRBs, at the clinical trial sites and the informed consent of the patients participating in the clinical trial is obtained.

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

Following submission of a BLA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of the BLAs. Under that agreement, 90% of original BLA submissions are meant to be reviewed within ten months of the 60-day filing date and 90% of original BLAs that have been designated for “priority review” are meant to be reviewed within six months of the 60-day filing date. The review process and the Prescription Drug User Fee Act (PDUFA) goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if licensed, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

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

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased its authority for expedited procedures to withdraw approval of the product or indication approved under accelerated approval if, for example, the confirmatory trials fail to confirm a clinical benefit during post-marketing studies. All promotional materials for product candidates licensed under accelerated regulations are subject to prior review by the FDA.

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

If the FDA licenses a new product, it may limit the licensed indications for use of the product. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After licensing, many types of changes to the licensed product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Licensing Regulation

If regulatory licensing for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-licensing regulatory requirements as well as any post-licensing requirements that the FDA may have imposed as part of the licensing process. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety and potency or efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Changes to the manufacturing processes are strictly regulated and often require prior FDA approval before being implemented. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is licensed. After licensing, a drug product generally may not be promoted for uses that are not licensed by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services (HHS), as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, manufacturers and other parties involved in the drug supply chain for prescription drug and biological products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act, a BLA or supplement thereto for a biological product with a new active ingredient, indication, dosage form, dosing regimen or route of administration must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

Under the BPCIA, a manufacturer may submit an application for licensure of a biological product that is “biosimilar to” or “interchangeable with” a previously licensed biological product or “reference product.” In order for the FDA to license a biosimilar product, it must find, among other things, that the product is “highly similar” to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to license a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product and, for products administered multiple times, that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished potency relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar or interchangeable biological product may not be submitted to the FDA until four years following the date of licensing of the reference product. The FDA may not license a biosimilar or interchangeable biological product until 12 years from the date on which the reference product was licensed. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA licenses a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars licensed as interchangeable products and the FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

Patent Term Restoration and Extension

A patent claiming a new biological product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of an IND and the submission date of a marketing application (such as a BLA), plus the time between the submission date of a marketing application and the ultimate licensing date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s licensing date. Only one patent applicable to a licensed product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent in question and within 60 days after approval of the relevant marketing application. A patent that covers multiple products for which licensing is sought can only be extended in connection with one of the licenses. The USPTO reviews and licenses the application for any patent term extension or restoration in consultation with the FDA.

Healthcare Law and Regulation

Health care providers and third-party payors play a primary role in the recommendation and prescription of biological products that are granted marketing licensing. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations, include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid. Moreover, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be further amended or repealed;
•
the federal civil and criminal false claims laws, including the civil False Claims Act and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the 2010 Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act (collectively, the

ACA), which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (CMS) within the HHS, information related to payments and other transfers of value made by that entity to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.

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

Pharmaceutical Insurance Coverage and Reimbursement

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

In order to secure coverage and reimbursement for any product that might be licensed for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing licenses. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is licensed and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be licensed. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of health care costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any licensed products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing licenses, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Health Care Reform

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In 2010, the ACA was enacted, which includes measures that have significantly changed health care financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

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
•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•
extension of manufacturers’ rebate liability under the Medicaid Drug Rebate Program;
•
expansion of eligibility criteria for Medicaid programs, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•
expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research;
•
establishment of the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Other legislative changes have been proposed and adopted since the ACA was enacted:

•
The U.S. Budget Control Act of 2011, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
•
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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our product candidates, once licensed, or put pressure on our product pricing.

Review and Approval of Medicinal Products in the EU

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA licensing for a product, an applicant will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States although the approval of a medicinal product in the United States is no guarantee of approval of the same product in the European Union, either at all or within the same timescale as approval may be granted in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application (MAA) and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

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

PRIME Designation in the EU

EMA now offers a scheme that is intended to reinforce early dialogue with and regulatory support from, EMA in order to stimulate innovation, optimize development and enable accelerated assessment of PRIority MEdicines (“PRIME”). It is intended to build upon the scientific advice scheme and accelerated assessment procedure offered by EMA. The scheme is voluntary and eligibility criteria must be met for a medicine to qualify for PRIME.

The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial marketing authorization application through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods or therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address to a significant extent an unmet medical need. In exceptional cases, applicants from the academic sector or SMEs (small and medium sized enterprises) may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provide early evidence of promising activity and first in man studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.

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

Under the centralized procedure, the Committee for Medicinal Products for Human use (or the “CHMP”), which is the EMA’s committee that is responsible for human medicines, is responsible for conducting the assessment of whether a medicine meets the required quality, safety and efficacy requirements and whether the product has a positive benefit/risk profile. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days from the receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days.

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

The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year and may be renewed annually, if the benefit-risk balance remains positive and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 70 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, then seek to reach a consensus in relation to the assessment report and related materials within a further 50 days (although there may be clock stops within this period if more information is requested and such clock stops would extend this time period). If approved at this stage, the application proceeds to the grant procedure at concerned Member States level. If consensus is not reached by the relevant Member States during the initial 120-day period, the application enters a further assessment period. If at the end of that further assessment period a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.

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

Regulatory Data Protection in the EU

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats the entitlement for medicinal products authorized in accordance with the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During the additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, non-clinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid.

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

Once authorized, orphan medicinal products are entitled to 10 years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. During this market exclusivity period, neither the EMA nor the European Commission or the Member States can accept an application or grant a marketing authorization for the same therapeutic indication in respect of a “similar medicinal product”. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product and which is intended for the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

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

Pricing Decisions for Approved Products

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various Member States and parallel trade, or arbitrage, between low-priced and high-priced Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Human Capital

As of March 5, 2023, we had 66 full-time employees, of which 15 of our employees have Ph.D. or M.D. degrees and 54 of our employees are engaged in research and development activities. Our headcount decreased by 52% in 2022.

Retention, Training and Development

The development, attraction and retention of our employees is a critical success factor for TCR2 and is reflected in our corporate goals. We cultivate a culture of learning and offer formal and informal training and development opportunities for employees at all levels. These programs include Insights Discovery® training, delivered with a custom curriculum designed to match our five core competencies: Team Work, Emotional Intelligence, Technical Expertise, Leadership, and Results Orientation. We take special care to ensure our managers are well-trained. Programming for managers includes an intensive Manager Bootcamp, a monthly thematic meet-up, and our 3-month Manager Essentials Course. We offer a quarterly Aspiring Managers workshop, actively promote from within and continue to fill our team with strong and experienced management talent.

We measure engagement through routine employee surveys and keep the lines of communication open through weekly all-Company meetings, regular office hours with the TCR2 People Team, and manager one-on-ones.

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

To encourage our employees to think like owners and share in the Company’s success, all employees are granted stock options, certain employees are granted restricted stock units and all employees can elect to participate in our employee stock purchase plan. All full-time employees are eligible for health insurance, paid and unpaid leaves including paid parental leave, retirement plan with an employer contribution match, life and disability/accident coverage, parking or commuter assistance, dependent care accounts, a lifestyle allowance which may be used to repay outstanding student loans and/or on expenses related to wellness, work-life, or personal development, tuition assistance, an employee assistance program providing mental health, wellness support, legal and financial health resources. We celebrate successes through our STAR Recognition Program as well as kudos posted to our internal newsfeed, employee events, and at employee meet-ups multiple times per month.

Our Corporate Information

We were incorporated under the laws of the State of Delaware on May 29, 2015 under the name TCR2, Inc. In November 2016, we changed our name to TCR2 Therapeutics Inc. Our principal executive offices are located at 100 Binney Street, Suite 710, Cambridge, MA 02142 and our telephone number is (617) 949-5200. Our website address is www.tcr2.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in and are not considered part of, this Annual Report on Form 10-K.

We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Available Information

Our Internet address is www.tcr2.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the "Investors" portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through our website at www.tcr2.com.

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission, or SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impact our business, prospects, financial condition and results of operations.

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

We are early in our development efforts. Gavo-cel, our most advanced product candidate, is in the Phase 2 portion of the Phase 1/2 clinical trial, TC-510 is in the Phase 1 portion of the Phase 1/2 clinical trial and our other product candidates are still in preclinical development. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed. In January 2023, we announced that we have narrowed the focus of the ongoing Phase 2 clinical trial of gavo-cel to evaluate gavo-cel in ovarian cancer in combination with checkpoint inhibitors and redosing strategies, and prioritizing our second generation enhanced TC-510 and TC-520 programs.

We are early in our development efforts. Gavo-cel, our most advanced product candidate, is in the Phase 2 portion of the Phase 1/2 clinical trial, TC-510 is in the Phase 1 portion of the Phase 1/2 clinical trial and our other product candidates are still in preclinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We have limited experience as a company in conducting clinical trials. Our Phase 1/2 clinical trial for gavo-cel began in 2019 and our Phase 1/2 clinical trial for TC-510 began in 2022. Because of this limited experience and other factors, we cannot be certain that our planned and ongoing preclinical studies will be completed on time, or that our planned and ongoing clinical trials will begin, enroll sufficient patients, produce data on expected timelines or be completed on expected timelines, if at all. Large-scale clinical trials require significant additional financial and management resources and reliance on third-party clinical investigators, CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control.

Clinical development involves a lengthy and expensive process with an uncertain outcome and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

We cannot be certain that our preclinical studies and clinical trial results will be sufficient to support regulatory approval of our product candidates. Clinical testing is expensive and can take many years to complete and its outcome is inherently uncertain. Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Failure or delay can occur at any time during the clinical trial process.

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future INDs, completing ongoing clinical studies of our product candidates due to a variety of factors, including the impact of COVID-19 at our clinical sites and initiating our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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
•
clinical trials of our product candidates may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our research efforts for our other product candidates;
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

If we experience delays in the completion, or termination, of any preclinical study or clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our preclinical studies or clinical trials may increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If one or more of our product candidates generally prove to be ineffective, unsafe or commercially unviable, our entire pipeline and TRuC-T cell platform would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our business is highly dependent on our clinical trials for our lead product candidates, gavo-cel and TC-510 and we must complete IND-enabling studies and clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates. We cannot be certain that we will be able to complete ongoing clinical trials, initiate future planned clinical trials, or advance our product candidates into additional trials, or to successfully develop, or obtain regulatory approval for, or successfully commercialize, any of our product candidates.

Our business depends heavily on our ability to complete clinical development and non-clinical studies of our lead product candidates, gavo-cel and TC-510 and our other product candidates and to obtain regulatory approval of and successfully commercialize these and any future product candidates. There is no guarantee that any of our product candidates will proceed in preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned or, if at all.

There is no guarantee that the results obtained in current preclinical studies, the Phase 2 portion of our Phase 1/2 clinical trial of gavo-cel, the Phase 1 and/or Phase 2 portions of our Phase 1/2 clinical trial of TC-510, or our other planned clinical trials will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. The FDA may ultimately decide that the design, number and type of clinical trials, number of patients studied or results of our clinical trial for gavo-cel and/or TC-510, even if positive, are not sufficient for regulatory approval in their respective target indications. Changes in the manufacturing process as we scale-up and optimize our process for manufacturing our product candidates could also delay development or require us to conduct additional clinical trials or non-clinical studies or could lead to different results than achieved with the earlier processes. We may not be able to initiate or complete our clinical trials or announce results from our clinical trials on the timelines we expect. We may experience slower than expected enrollment and randomization of patients in our clinical trials. These types of delays can lead to delays in completion of a trial and announcement of results. There is also the potential for slower than expected clinical site initiation, delays or problems in analyzing data and the potential need for additional analysis or data or the need to enroll additional patients in any of our clinical trials. We may also encounter delays arising from unexpected adverse events in a trial or other unexpected hurdles or issues in the conduct of any trial. We may not be able to collect sufficient data in our clinical trials to obtain regulatory approval or marketing authorization or to continue with clinical development of one or more of our product candidates. For example, we may not be able to obtain sufficient patient samples because the patients we enroll in our clinical trials are unable or unwilling to complete follow-up visits and/or proceed with sample collection such as biopsy procedures. Consequently, we may not be able to produce translational or other data on expected timelines, or at all. Negative results in the development of our lead product candidates may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates.

In addition, because we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidates, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential, or may need to divert resources to other programs. For example, in October 2021, in alignment with our pipeline prioritization on solid tumors, we deprioritized the development of TC-110, a product candidate in a Phase 1 clinical trial. Further, we may forgo, delay, alter, or reduce focus and/or expenditure on development of certain lead product candidates in favor of, or to allow prioritization of, development of other product candidates. For example, in January 2023, we announced that we have narrowed the focus of the ongoing Phase 2 clinical trial of gavo-cel to evaluate gavo-cel in ovarian cancer in combination with checkpoint inhibitors and redosing strategies, and prioritizing our second generation enhanced TC-510 and TC-520 programs. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or limit the opportunities we are able to pursue. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, including gavo-cel and TC-510, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. We may not be able to demonstrate the efficacy and safety of gavo-cel, TC-510, or any of our other product candidates or any future product candidate at each stage of clinical development or we may encounter issues with any non-clinical studies required for regulatory submissions. Success in preclinical studies or in earlier stage clinical trials may not be repeated or observed in ongoing or future clinical trials involving TRuCs or other product candidates. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to obtain regulatory approval.

Based on the topline data readout presented on September 28, 2022 from patients in dose escalation in the Phase 1 portion of our Phase 1/2 clinical trial as of the September 9, 2022 data cutoff, gavo-cel was generally well tolerated with a manageable adverse event profile up until dose level (DL) 5, with no patients experiencing on-target, off-tumor toxicities. Two dose limiting toxicities (DLTs) were observed: one case of Grade 3 pneumonitis at DL1 that resolved with anti-cytokine therapy and one case of Grade 5 bronchoalveolar hemorrhage at DL5. Furthermore, all three patients treated at DL5 experienced Grade ≥3 CRS which resulted in 5x108 cells/m2 following lymphodepletion being declared the maximum tolerated dose (MTD) by the safety review team (SRT). After declaring the MTD, the study proceeded to a dose de-escalation portion, first at DL3.5 (3x108 cells/m2 following lymphodepletion) using a split-dosing approach and subsequently at DL3 (1x108cells/m2 following lymphodepletion) which was declared the RP2D. No new DLTs were observed during the dose de-escalation. While our data in the Phase 1/2 clinical trial has been positive with a manageable adverse event profile, these results may not be repeated or observed in future cohorts of patients treated in the currently ongoing clinical trial or in future clinical trials and may not be predictive of the results of later-stage clinical trials.

The drug-development process, including preclinical and clinical testing is expensive, can take many years to complete and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. The outcome of the drug development process is inherently uncertain. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Failure can occur at any time during the preclinical study and clinical trial processes and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. Clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Accordingly, even if we have the requisite financial resources, when needed, to continue to fund our development efforts, we cannot assure you that any of our product candidates will be successfully developed or commercialized either in the U.S. or in any country outside the U.S. Even if we gain approval of any of our other product candidates, we may never be able to successfully commercialize the product or to meet our expectations with respect to revenues or profits.

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

Since the number of patients that we plan to dose in each of our Phase 1/2 clinical trials for gavo-cel is small, the results from these clinical trials, once completed, may be less reliable than results achieved in a larger clinical trial, which may hinder our efforts to obtain regulatory approval.

The number of patients we plan to treat in our clinical trial for gavo-cel is small and the results from this clinical trial, once completed, may be less reliable that results achieved in larger clinical trials. For example, in the Phase 1 portion of our Phase 1/2 clinical trial of gavo-cel, we evaluated the safety profile of gavo-cel and established the RP2D. In Phase 2, we intend to treat approximately 20 patients with ovarian cancer. The preliminary results of clinical trials with smaller sample sizes, such as our Phase 1/2 clinical trials of gavo-cel, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of gavo-cel, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trials.

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

Our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. In addition, patients may be unwilling to participate in our studies because of negative publicity from adverse events in the biotechnology industry or for other reasons. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and hematopoietic stem cell transplantation, rather than enroll patients in any future clinical trial. Additionally, because some of our clinical trials are in patients with relapsed/refractory cancer, the patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial and requiring additional patient enrollment.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities, including IRBs, to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug. Because of our planned dose escalation design for our clinical trials, undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics, which may stem from our product candidates specifically or may be due to an illness from which the clinical trial subject is suffering. In the Phase 1 dose escalation portion of our Phase 1/2 clinical trial, as of the September 9, 2022 data cutoff, gavo-cel was generally well tolerated with a manageable adverse event profile up until DL5, with no patients experiencing on-target, off-tumor toxicities. Two DLTs were observed: one case of Grade 3 pneumonitis at DL1 that resolved with anti-cytokine therapy and one case of Grade 5 bronchoalveolar hemorrhage at DL5. Furthermore, all three patients treated at DL5 experienced Grade ≥3 CRS which resulted in 5x108cells/m2 following lymphodepletion being declared the MTD by the SRT. After declaring the MTD, the study proceeded to a dose de-escalation portion, first at DL3.5 (3x108 cells/m2 following lymphodepletion) using a split-dosing approach and subsequently at DL3 (1x108cells/m2 following lymphodepletion) which was declared the RP2D. No new DLTs were observed during the dose de-escalation. While our data in the Phase 1/2 clinical trial has been positive with a manageable safety profile, these results may not be repeated or observed in future cohorts of patients treated in the currently ongoing clinical trial or in future clinical trials and may not be predictive of the results of later-stage clinical trials.

Autoimmunity may occur after TRuC-T cell treatment. TRuC-T cells are generated from a patient’s own T cells isolated from their peripheral blood. There is a theoretical risk that this process will expand a patient’s own T cell that has autoreactivity, or that may recognize healthy cells and upon re-infusion may trigger an autoimmune reaction resulting in damage to normal tissues and potentially even death. Autoimmune reaction triggered by an interaction between a patient’s naturally occurring antibodies and engineered T cells is a theoretical safety risk of product candidates we develop using our TRuC-T cell platform. If a patient’s self-generated antibodies were directed to a target expressed on the surface of cells in normal tissue (autoantibodies), engineered T cells would be directed to attack these same tissues, potentially resulting in off-tumor effects. These autoantibodies may be present whether or not the patient has an active autoimmune disease. In our clinical testing, we plan to take steps to minimize the likelihood that this occurs, for example by excluding patients with a history of severe autoimmune disease from our trials. There is no guarantee, however, that we will not observe autoimmune reactions in the future and no guarantee that if we do, that we will be able to implement interventions to address the risk.

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

Our product candidates target specific antigens that are also expressed on healthy cells. For example, each of gavo-cel and TC-510 targets mesothelin, an antigen commonly found on mesotheliomas, ovarian cancers and NSCLC, as well in healthy cells that line the pleura, pericardium and peritoneum. Our product candidates may target healthy cells, leading to serious and potentially fatal adverse effects. In the Phase 1 portion of our Phase 1/2 clinical trial of gavo-cel we used, and in the Phase 1 portion of our Phase 1/2 clinical trial of TC-510 we are using, a dose escalation model to closely monitor the effect of gavo-cel and TC-510 on vital organs and other potential side effects. Even though we intend to closely monitor the side effects of our product candidates in both preclinical studies and clinical trials, we cannot guarantee that products will not target and kill healthy cells.

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

TRuC-T cell therapies require the use of antigen-specific protein binding domains, or binders, which guide the TRuC-T cells and bind to the antigens on the surface of a tumor to target specific types of cancers. Our ability to develop and commercialize our product candidates will depend on our ability to develop these binders or partner for such binders on commercially reasonable terms for use in clinical trials as well as the availability of such binders for use in commercialized products, if licensed. For example, we have a non-exclusive license for the mesothelin binder incorporated into the TRuC construct for gavo-cel and for TC-510 from Harpoon Therapeutics, Inc. (Harpoon). However, we cannot be certain that our Harpoon license or potential future collaborations will provide us with a steady supply of binders that we can utilize in combination with the TRuC construct to develop future product candidates. If we are unable to enter into such collaborations on commercially reasonable terms or fail to realize the benefits of any such collaboration, we may be limited to using antibody fragments that we are able to independently develop which may limit the ability of our product candidates to target and kill cancer cells.

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

We are evaluating gavo-cel in combination with the checkpoint inhibitor Opdivo® (nivolumab), an anti-PD-1 checkpoint inhibitor, and Yervoy® (ipilimumab), an anti-CTLA-4 checkpoint inhibitor, in the planned Phase 2 portion of our Phase 1/2 clinical trial. Nivolumab and ipilimumab are FDA approved therapies, but each has its own risks and side effects. Providing these therapies in combination with gavo-cel may increase gavo-cel’s efficacy, but it may also increase undesirable side effects from gavo-cel, nivolumab or ipilimumab.

Our first enhanced TRuC-T cell is TC-510, which is a TRuC-T cell targeting mesothelin-expressing solid tumors which incorporates a PD-1:CD28 chimeric switch receptor (PD-1 Switch). The PD-1 Switch is designed to translate the inhibition of a cancer cell’s PD-1 signal into a costimulatory CD28 signal, causing cell activity to increase rather than be suppressed by the hostile tumor microenvironment. Based on our preclinical studies, we believe that TC-510’s unique way of engaging and powering T cells could lead to improved T cell function and persistence and result in better clinical outcomes for patients. However, increased T cell function may also lead to greater risk of severe adverse side effects. We have observed adverse side effects with gavo-cel in the Phase 1 portion of our Phase 1/2 clinical trial, including several patients that developed grade 3 or higher CRS, one patient with Grade 3 pneumonitis that resolved with anti-cytokine therapy, and one patient with Grade 5 bronchoalveolar hemorrhage. It is possible that TC-510, which is similar to gavo-cel plus the PD-1 Switch, will have a greater risk of triggering CRS and other undesirable side effects.

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

The process of manufacturing and administering our product candidates is complex and highly regulated. The manufacture of our product candidates involves complex processes, including the manufacture of a lentiviral delivery vector containing the genetic information for our TRuC construct and manufacturing T cells containing the TRuC construct for the final product candidates. More specifically, the manufacture of our product candidates includes harvesting white blood cells from the patient, isolating certain T cells from the white blood cells, combining patient T cells with our lentiviral delivery vector through a process known as transduction, expanding the transduced T cells to obtain the desired dose and ultimately infusing the modified T cells back into the patient’s body. As a result of the complexities entailed in this process, our manufacturing and supply costs are likely to be higher than those at more traditional manufacturing processes and the manufacturing process is less reliable and more difficult to reproduce. Additionally, the number of facilities that are capable of harvesting patients’ cells for the manufacture of our product candidates and other autologous cell therapy products and product candidates is limited. As the number of autologous cell therapy products and product candidates increases, the limited number of facilities capable of harvesting patients’ cells could result in delays in the manufacture and administration of our product candidates and/or require us to prioritize among our clinical programs, potentially resulting in clinical trial delays.

We rely on third parties for the manufacture of our lentiviral vectors and our product candidates. These third-party manufacturers may incorporate their own proprietary processes into our lentiviral vector and product candidate manufacturing processes. We have limited control and oversight of a third party’s proprietary process and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates. In addition, these third parties may have limited manufacturing capacity and we have less control over production methods, staffing and product quality when produced with third party manufacturers. In both cases, this can cause delays in planned manufacturing runs, require remanufacture due to failed runs and limit our ability to manufacture lentiviral vector and our product candidates as needed, resulting in delays for IND filings, clinical trials and non-clinical studies.

Our manufacturing process is and will be susceptible to product loss or failure due to logistical issues, including manufacturing issues associated with the differences in patients’ white blood cells, interruptions in the manufacturing process, contamination, equipment or reagent failure, power failures, supplier error and variability in patient characteristics. For example, in July 2018, a power failure that occurred during a manufacturing run to produce virus for our Phase 1/2 clinical trial of gavo-cel caused us to abandon that run and resulted in a month-long delay in the process of manufacturing the requisite virus to support our IND filing for gavo-cel and consequently a delay in the IND filing itself. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If for any reason we lose a patient’s white blood cells, or such material gets contaminated or processing steps fail at any point, the manufacturing process of the TRuC-T cells for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made or administered, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

As our product candidates progress through preclinical studies and clinical trials towards potential licensure and commercialization, it is expected that various aspects of the manufacturing and administration process will be altered in an effort to optimize processes and results. We have already identified some improvements to our manufacturing and administration processes, but these changes may not achieve the intended objectives and could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials. In addition, such changes may require amendments to be made to regulatory applications which may further delay the timeframes under which modified manufacturing processes can be used for any of our product candidates.

Developing a commercially viable process is a difficult and uncertain task and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, increased costs, potential problems with process scale-out, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials. In addition, changes to our manufacturing process may also require further review and approval by the FDA, leading to delays in our clinical trials. Competitors have had difficulty reliably producing T-cell therapies in the commercial setting. If we experience similar challenges manufacturing product candidates to approved specifications, this may limit our product candidates’ utilization and our ability to receive payment for these product candidates once approved. We may ultimately be unable to reduce the expenses associated with our product candidates to levels that will allow us to achieve a profitable return on investment.

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

We rely on third parties for the manufacture of our lentiviral vectors and our product candidates. We do not currently have a facility that can be used as our clinical scale manufacturing facility for our product candidates or lentiviral vector and we expect to rely on outside vendors to meet these manufacturing needs. The capacity of third party manufacturers may not be enough to support our clinical trials. In addition, since we do not train or control the workforce of the third party manufacturers that we utilize, we have less control over the production methods and procedures and the product quality. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We plan to make changes as we work to optimize the manufacturing process. For example, we may switch or be required to switch from research-grade materials to commercial-grade materials in order to get regulatory approval of our product candidates. We cannot be sure that even minor changes in the process will result in therapies that are safe and effective and licensed for commercial sale.

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

We may in the future establish our own manufacturing facility and infrastructure in addition to or in lieu of relying on third parties for the manufacture of our product candidates, which would be costly, time-consuming and which may not be successful.

As part of our manufacturing strategy and to mitigate our reliance on third-party vendors for the manufacture of TRuC-T cells, we may determine in the future that we will internalize some or all of our manufacturing capacity by utilizing our own company-operated manufacturing facility. The establishment of our own commercial manufacturing facility would be a costly and time-consuming process that would require significant additional capital to fund, and it may be unsuccessful. We have no experience as a company in the set up and building or management of a manufacturing facility or manufacturing suite and may never be successful in developing our own manufacturing suite, manufacturing facility or manufacturing capability. We would need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if approved, of our product candidates. If we fail to recruit the required personnel and generally manage our growth effectively or fail to select the correct location or otherwise determine that building or establishing our own manufacturing facility is no longer in line with our manufacturing strategy, the development and production of our product candidates could be curtailed or delayed or we could incur costs associated with closing down a manufacturing facility or with stopping development of our own manufacturing facility. For example, during the fourth quarter of 2022, we determined that we would cease the build-out of our own commercial manufacturing facility in Rockville, Maryland.

Even if we are successful in establishing a manufacturing suite or manufacturing facility in the future, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

In addition, the FDA, the European Medicines Agency (EMA) and other foreign regulatory authorities may require us to submit samples of any lot of any licensed product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing process could restrict our ability to meet market demand for our products. The establishment of our own commercial manufacturing facility in the United States would result in our operations being subject to review and oversight by the FDA and the FDA could object to our use of our manufacturing facility. We must first receive approval from the FDA prior to licensure to manufacture our product candidates, which we may never obtain. Even if licensed, we would be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations. Our license to manufacture product candidates will be subject to continued regulatory review.

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

Our TRuC-T cells are manufactured by using a viral vector to insert genetic information encoding the TRuC construct into the patient’s T cells. The TRuC construct is then integrated into the natural TCR complex and transported to the surface of the patient’s T cells. Because the viral vector modifies the genetic information of the T cell, there is a theoretical risk that modification will occur in the wrong place in the T cell’s genetic code, leading to vector-related insertional oncogenesis and causing the T cell to become cancerous. If the cancerous T cell is then administered to the patient with the TRuC-T cells, the cancerous T cell could trigger the development of a new cancer in the patient. We use lentiviral vectors to insert genetic information into T cells, which we believe have a lower risk of insertional oncogenesis as opposed to other types of viral vectors. However, the risk of insertional oncogenesis remains a concern for gene therapy and we cannot assure that it will not occur in any of our ongoing or planned preclinical studies or clinical trials. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of vectors used to carry the genetic material. The FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events. If any such adverse events occur, further advancement of our preclinical studies or clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.

Risks Related to Commercialization

The market opportunities for our product candidates may be relatively small as it will be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.

Cancer therapies are sometimes characterized as first line, second line, or third line and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include hematopoietic stem cell transplantation in certain cancers, chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect to initially seek approval of our product candidates in most instances at least as a second or third line therapy, for use in patients with relapsed or refractory metastatic cancer. Subsequently, for those product candidates that we believe prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our product candidates, even if licensed as a second or third or subsequent line of therapy, would be licensed for an earlier line of therapy and, prior to any such approvals, we may have to conduct additional clinical trials. Consequently, the potentially addressable patient population for our product candidates may be extremely limited or may not be amenable to treatment with our product candidates.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research and may prove to be incorrect. Further, new therapies may change the estimated incidence or prevalence of the cancers that we are targeting. Consequently, even if our product candidates are approved for a second or third line of therapy, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected.

We face significant competition and our operating results will suffer if we fail to compete effectively.

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

The market opportunity in oncology has led to a number of collaborations including Janssen Biotech, Inc. (Janssen)/ Nanjing Legend Pharmaceutical & Chemical Co., Ltd (Legend), bluebird bio, Inc. (bluebird)/ Regeneron Pharmaceuticals Inc. (Regeneron) and bluebird/Gritstone Oncology, Inc.) and major acquisitions (Gilead Sciences, Inc. (Gilead)/Kite Pharma Inc. (Kite), Bristol Myers Squibb Co (BMS)/Celgene Corporation (Celgene)/Juno Therapeutics, Inc. (Juno), Takeda Pharmaceutical Company Limited (Takeda)/GammaDelta Therapeutics Limited (GammaDelta)), Astra Zeneca/Neogene Therapeutics Inc. (Neogene), Kite/Tmunity Therapeutics (Tmunity)) among companies focused on cellular cancer therapies. If this trend continues, which we expect, we could see further consolidation of technical expertise and human capital. This potentially provides a partnership opportunity for us but could also make it more challenging for us to acquire complementary technology or products and recruit and retain qualified scientific and management personnel. In addition, this competition could impact our ability to recruit clinical trial sites and patients in a timely manner for our clinical trials. Larger companies with greater financial flexibility and global reach may be able to obtain regulatory approvals and gain widespread market acceptance before us, which could impact our commercial launch and could make our products obsolete or non-competitive. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Business—Competition.”

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

In addition, although we are not utilizing embryonic stem cells or replication competent vectors, adverse publicity due to the ethical and social controversies surrounding the therapeutic use of such technologies and reported side effects from any clinical trials using these technologies or the failure of such clinical trials to demonstrate that these therapies are safe and effective may limit market acceptance of our product candidates. If our product candidates are licensed but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue.

In addition, although our product candidates differ in certain ways from other engineered TCR-T cell and CAR-T cell approaches, serious adverse events or deaths in other clinical trials involving engineered TCR, CAR-T or other T cell products or with our use of licensed engineered TCR-T cell or CAR-T cell products, even if not ultimately attributable to our product or product candidates, could result in increased government regulation, unfavorable public perception and publicity, potential regulatory delays in the testing or licensing of our product candidates, stricter labeling requirements for those product candidates that are licensed and a decrease in demand for any such product candidates.

Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

Risks Related to Our Proposed Merger with Adaptimmune

Failure to complete, or delays in completing, the Merger with Adaptimmune announced on March 5, 2023 could materially and adversely affect our results of operations, business, financial results and/or stock price.

On March 5, 2023, we entered into an agreement with Adaptimmune pursuant to which, if all of the conditions to closing are satisfied or waived, we will become a wholly-owned indirect subsidiary of Adaptimmune. Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed Merger as currently contemplated under the Merger Agreement or at all.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our current and any planned future business plans, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to our future could adversely affect our business and our relationship with customers, collaborators, suppliers, vendors, regulators and other business partners. For example, vendors and other counterparties may defer decisions about working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Risks related to the failure of the proposed Merger to be consummated include, but are not limited to, the following:

•
we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining our financial and proprietary resources with those of Adaptimmune, which could have a negative effect on our stock price;
•
under some circumstances, we may be required to pay a termination fee to Adaptimmune equal to $2.4 million;
•
we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;
•
the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
•
the attention of our management and employees may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;
•
we could be subject to litigation related to any failure to complete the Merger;
•
the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and
•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business, and our stock price.

We cannot be certain if or when the Merger will be completed.

The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the approval of the Merger by our stockholders. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions or if other mutual closing conditions are not satisfied, Adaptimmune will not be obligated to complete the Merger. Under certain circumstances, we would be required to pay Adaptimmune a termination fee equal to $2.4 million.

If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate our options which include pursuing other strategic alternatives or financing options that may be available, continuing our operations as they are currently being conducted, or continuing our operations with a further narrowing of focus or other strategic adjustments, which options and alternatives may not be as favorable to our stockholders as the Merger. Any future sale or merger, financing or other transaction may be subject to further stockholder approval. We may also be unable to find, evaluate or complete other strategic alternatives, which may materially and adversely affect our business.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our current and any planned future business plans, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators and other collaboration partners. For example, suppliers and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

Until the Merger is completed, the Merger Agreement restricts Adaptimmune and us from taking specified actions without the consent of the other party, and, in regards to us, requires us to operate in the ordinary course of business consistent with past practice in all material respects. These restrictions may prevent Adaptimmune and us from making appropriate changes to our respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Because the Merger Agreement provides for a fixed exchange ratio for the number of shares of Adaptimmune American Depositary Shares (“Adaptimmune ADSs”) that will be issued for each issued and outstanding share of our common stock, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.

The Merger Agreement provides for a fixed exchange ratio for the number of shares of Adaptimmune ADSs that will be issued for each issued and outstanding share of our common stock in the Merger (other than shares of our common stock held by us as treasury stock, or shares of our common stock owned by Adaptimmune, Merger Sub or any direct or indirect wholly-owned subsidiaries of Adaptimmune), including shares of our common stock underlying our restricted stock units that immediatly vest upon a change of control of the Company. If the public trading value of shares of Adaptimmune ADSs declines over the period of time required to satisfy the Merger’s closing conditions, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to Adaptimmune.

The Merger Agreement provides that we shall not, and requires us to refrain from permitting our representatives to, among other things, solicit, participate in negotiations with respect to or approve or recommend any third party proposal for an alternative transaction, subject to exceptions set forth in the Merger Agreement relating to the receipt of certain unsolicited proposals. If the Merger Agreement is terminated, in certain circumstances, we may be required to pay Adaptimmune a termination fee equal to $2.4 million.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration in the Merger, or might result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Lawsuits may be filed against us and the members of our board of directors arising out of the Merger, which may delay or prevent the Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Adaptimmune, Adaptimmune’s board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is inherently uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Adaptimmune, or Adaptimmune’s board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Risks Related to Our Reliance On Third Parties

Third Party Risks Related to Our Product Development

We rely on third parties to conduct our clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs and strategic partners to conduct our preclinical studies and clinical trials under agreements with us, and we plan to continue to do so. We expect to have to negotiate budgets and contracts with CROs, trial sites and CMOs which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practices (GCPs), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMP regulations, including current good tissue practice (cGTP) regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Additionally, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture and process our product candidates, which is and will need to be done on a patient-by-patient basis. Our reliance on a limited number of third-party manufacturers exposes us to the following risks:

•
we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must inspect any manufacturers for cGMP and cGTP compliance as part of our marketing application;
•
a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates, which can take several months or more and we will need to demonstrate to regulatory authorities that clinical trial product manufactured at a new supplier is comparable to clinical trial product being produced by current manufacturers;
•
our manufacturers may have little or no experience with autologous cell products, which are products made from a patient’s own cells and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our product candidates;
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
•
our future contract manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products, if any;
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
•
our contract manufacturers and critical reagent suppliers may be subject to inclement weather, pandemics and natural or man-made disasters; and
•
our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

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

In order to commercially produce our products at a third party’s facility, we will need to comply with the FDA’s cGMP regulations and guidelines, including cGTPs. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP, cGTP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our TRuC-T cells as a result of a failure of the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our TRuC-T cell programs, including leading to significant delays in the availability of our TRuC-T cells for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our TRuC-T cell product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our TRuC-T cell product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks Related to Third Party Agreements

We have and may in the future form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

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
•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
•
collaborators may own or co-own intellectual property covering our products that results from our collaborating with them and in such cases, we would not have the exclusive right to commercialize such intellectual property.

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

In addition, some of our raw materials are currently available from a single supplier, or a small number of suppliers. For example, the type of cell culture media and cryopreservation buffer that we currently use in our manufacturing process for the TRuC-T cells for gavo-cel are each only available from a single supplier. In addition, the cell processing equipment and tubing that we use in our current manufacturing process is only available from a single supplier. We also use certain biologic materials, including certain activating antibodies, that are available from multiple suppliers, but each version may perform differently, requiring us to characterize them and potentially modify some of our protocols if we change suppliers. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. If we have to change suppliers, the materials may only be available from another supplier on terms that are less favorable to us than the terms under which we currently obtain the materials. Accordingly, if we no longer have access to these suppliers, we may experience delays in our clinical or commercial manufacturing which could harm our business or results of operations.

Risks Related to Our Financial Condition and Capital Requirements

Risks Related to Operating History

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage cell therapy company with a limited operating history. We commenced operations in May 2015, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials and initiating and conducting our first clinical trials. We have advanced three product candidates to Phase 1/2 clinical trials, with two product candidates currently in Phase 1/2 clinical trials, and our other product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have incurred significant net losses in each period since our inception in May 2015. For the year-to-date period ended December 31, 2022, we incurred a net loss of $151.8 million. As of December 31 2022, we had an accumulated deficit of $501.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop, seek regulatory approval for and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We have not generated any revenue from our product candidates and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Other than gavo-cel and TC-510, all of our product candidates are in the preclinical stages of development and will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Gavo-cel, our most advanced mono TRuC-T cell product candidate targeting mesothelin-positive solid tumors, is in the Phase 2 portion of a Phase 1/2 clinical trial and will require additional regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. TC-510 is in the Phase 1 portion of a Phase 1/2 clinical trial and will require additional clinical study, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We are conducting IND-enabling activities for our preclinical product candidate TC-520. Many of our other TRuC-T cell product candidates are in early preclinical stages. We face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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
•
our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, potency, purity, of which potency and purity the FDA interprets to mean effectiveness and acceptable risk to benefit profile of our product candidates or any future product candidates;
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

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $86.3 million, inclusive of the exercise of the underwriters' overallotment option. On July 31, 2020, we completed a stock offering raising gross proceeds of approximately $142.6 million. On January 22, 2021, we completed a stock offering raising gross proceeds of $140.0 million. As of December 31, 2022, we had cash, cash equivalents and short-term investments of approximately $149.2 million. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

We believe that our existing cash, cash equivalents and investments, including our net proceeds from the IPO and secondary offerings, will be sufficient to fund our operations into early 2025. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recent volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity or limit our ability to pursue our clinical development plans. In addition, recent increases in interest rates may increase our borrowing costs, and may also affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

We have in the past relied in part on sales of our common stock through our at-the-market (ATM) offering program. Increased volatility and decreases in market prices of equity securities generally and of our common stock in particular may have an adverse impact on our willingness and/or ability to continue to sell our common shares through our ATM offering. Decreases in these sales could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, clinical development and research plans and the market price of our common stock.

In March 2020, we commenced an at-the-market, or ATM, program to raise capital. Under our ATM Program, we have entered into a sales agreement to sell common shares, up to a maximum aggregate market value of $100.0 million, through one or more at-the-market offerings. Given the decrease in the market prices of our common stock and volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM Program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

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

Risks Related To Developments in the Financial Services Industry

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. As of the date of this Annual Report, we have less than $0.1 million of unrestricted cash, cash equivalents and investments and we have approximately $1.2 million of restricted cash as certificates of deposits for facility leases held at SVB, and we may not be able to access these funds due to the receivership of SVB. We are not a borrower or party to any such instruments with Signature Bank or any other financial institution currently in receivership, however, if any of our lenders or other counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by certain factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements;
•
Potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•
Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may material adverse impacts on our business.

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
•
As the COVID-19 pandemic evolves, patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites and other aspects of our current and future clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.
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
•
Our employees may have limited or no access to our laboratory for an extended period of time and, as a result, this could delay timely completion of preclinical activities, including conducting IND-enabling studies or our ability to select future development candidates and initiation of additional clinical trials for our other product candidates.
•
Material shortages may affect our research and development and manufacturing activities and timelines. Increased demand for personal protective equipment, plastics used for pipettes and other laboratory consumables, and other laboratory supplies has led to shortages of some of these materials that we need for our research and development activities and that our third-party manufacturers need to produce our product candidates. If we, our CROs, our vendors and our third-party manufacturers are not able to obtain materials needed for our laboratory operations, our research and development and the manufacture of our product candidates could be delayed.
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

Risks Related to Our Intellectual Property

Risks Related to Protecting Our Intellectual Property

If we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop and our technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our novel product candidates that are important to our business; we may in the future also license or purchase patent applications filed by others. If we are unable to secure or maintain patent protection with respect to our technology and any proprietary products and technology we develop, our business, financial condition, results of operations and prospects could be materially harmed.

We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. In addition, we license certain intellectual property and, to the extent that we license any additional intellectual property in the future, we cannot assure you that those licenses will remain in force. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

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

In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Moreover, some of our owned and in-licensed patents and patent applications are, and may in the future be, owned by or co-owned with third parties. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. For example, we have a non-exclusive license for the mesothelin binder incorporated into the TRuC construct for gavo-cel and TC-510 from Harpoon. Harpoon has the ability to terminate our license in the event we materially breach our agreement with Harpoon and fail to cure this breach within sixty days. If the license with Harpoon is terminated, we would need to partner for another mesothelin binder or independently develop our own mesothelin binder. In addition, we cannot prevent Harpoon from also licensing the mesothelin binder we use in gavo-cel and TC-510 to a third-party. If Harpoon licenses the mesothelin binder to another immuno-oncology company, that company could develop a competitive product to gavo-cel and/or TC-510.

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

We have not previously submitted a BLA to the FDA or similar licensure applications to comparable foreign regulatory authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. The BLA must also include significant information regarding the manufacturing controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and licensure may not be obtained.

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
•
adding new clinical trial sites; or

•
manufacturing sufficient quantities of qualified materials under cGMPs, including cGTPs, and applying them on a subject-by-subject basis for use in clinical trials.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. Under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA may also require a risk evaluation and mitigation strategy, or REMS, program in order to license our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, cGTPs and GCPs for any clinical trials that we conduct post-licensure. Manufacturers and manufacturer’ facilities are required to comply with extensive FDA and comparable regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We may seek a Breakthrough Therapy designation for gavo-cel and may seek Breakthrough Therapy designation for some or all of our current and future product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as Breakthrough Therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply to FDA for Fast Track designation for a particular indication. We may seek Fast Track designation for gavo-cel and may seek Fast Track designation for certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

Accelerated approval by the FDA, even if granted for gavo-cel or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of gavo-cel, and may seek approval of future product candidates using FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product's accelerated approval will eventually be converted to traditional approval.

Regulatory requirements in the United States and abroad governing cell therapy products have changed frequently and may continue to change in the future, which could negatively impact our ability to complete clinical trials and commercialize our product candidates in a timely manner, if at all.

Regulatory requirements in the United States and abroad governing cell therapy products have changed frequently and may continue to change in the future. In 2016, the FDA established the Office of Tissues and Advanced Therapies (OTAT) within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee, among others, to advise this review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products (OTP) and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. In addition, under guidelines issued by the NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s institutional review board, or IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual cell and gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates, if licensed, profitably.

In both domestic and foreign markets, successful sales of our product candidates, if licensed, will depend on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates. For more information, see the section entitled, “Business — Government Regulation — Pharmaceutical Insurance Coverage and Reimbursement.”

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. For more information, see the section entitled, “Business — Government Regulation —Health Care Reform.”

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

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announces receipt of complete response letters due to the FDA’s inability to complete requires inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

In addition, the workforce reduction in connection with the 2023 Restructuring may decrease productivity due to employee distraction and unanticipated employee turnover, or affect our ability to attract or retain and motivate key employees.

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

Our 2023 strategic reprioritization may be disruptive to our operations and harm our business and may not be successful,

On January 5, 2023, we announced the reprioritization of our clinical and research priorities and a corresponding reduction in workforce and adjustment to our manufacturing network, designed to reduce costs and reallocate resources while maintaining the personnel needed to support our key programs and refocused pipeline (the “2023 Restructuring”). We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model, respond to market forces or better reflect changes in the strategic direction of our business. Disruptions in operations may occur as a result of taking these actions. Taking these actions may also result in significant expense for us, including with respect to workforce reductions, as well as decreased productivity due to employee distraction and unanticipated employee turnover. Substantial expense or business disruptions resulting from restructuring and reorganization activities could adversely affect our operating results. In addition, if there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions which could result in total costs and expenses that are greater than expected, or we may prioritize the wrong drug candidates or wrong indications to study for those drug candidates, any of which could have an adverse effect on our business, operating results and financial condition.

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

As of March 5, 2023, we had 66 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel in the future, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of December 31, 2022, we have a total of 39,203,366 shares of common stock outstanding. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Plan, our 2018 Employee Stock Purchase Plan and our 2022 Inducement Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of March 5, 2023, our executive officers, directors, and 5% stockholders beneficially owned approximately 30% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees, or as executive officers.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, and may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2022, we have cumulative net operating loss carryforwards of approximately $276.1 million and $269.5 million available to reduce federal and state taxable income, respectively, of which $272.0 million of federal net operating losses will carryforward indefinitely, with the remaining federal and state losses beginning to expire in 2035. In addition, we have cumulative federal and state tax credit carryforwards of $11.7 million and $3.9 million, respectively, available to reduce federal and state income taxes which will begin to expire in 2035 and 2031, respectively. Our net operating loss carryforwards and tax credit carryforwards may be limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may affect the limitation in future years. Under the Tax Cuts and Jobs Act, federal net operating losses generated after December 31, 2017 will not be subject to expiration.

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. On July 31, 2020, we completed the sale of 9.2 million shares of stock in at a public offering price of $15.50 per share. We raised net cash proceeds of approximately $133.6 million from the offering. On January 22, 2021, we completed the sale of approximately 4.6 million shares of common stock in at a public offering price of $30.50 per share. We raised net cash proceeds of approximately $131.3 million from the offering. As of December 31, 2022, we had cash, cash equivalents and short-term investments of $149.2 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since September 30, 2022, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

List of material office locations as of December 31, 2022.

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

Holders of Our Common Stock

As of March 5, 2023, there were approximately 14 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.

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

Overview

We are a clinical-stage cell therapy company developing a pipeline of novel T cell therapies for cancer patients suffering from solid tumors by powering the T cell receptor (TCR) with our proprietary, first-in-class TCR Fusion Construct T cells (TRuC-T cells). Designed to overcome the limitations of current cell therapy modalities, our TRuC-T cells, an HLA-independent T cell therapy platform, recognize and kill cancer cells by harnessing the entire TCR signaling complex, which we believe is essential for T cell therapies to be effective in patients with solid tumors.

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
•
TC-510: our first enhanced TRuC-T cell targeting mesothelin-expressing solid tumors which incorporates a PD-1:CD28 chimeric switch receptor
•
TC-520: our first TRuC-T cell targeting CD-70-expressing solid and liquid tumors which incorporates IL-15 pathway enhancements designed to improve T cell persistence

In January 2023, we announced that we had narrowed the focus of our development of gavo-cel to ovarian cancer in combination with Opdivo® (nivolumab) and redosing strategies which we believe may increase the duration of benefit in patients. We expect preliminary durability data from the ovarian cancer cohort in the second half of 2023.

Proposed Transaction with Adaptimmune

On March 5, 2023, we entered into the Merger Agreement with Adaptimmune and Merger Sub, pursuant to which, upon the terms and subject to the conditions thereof, we will become a wholly-owned indirect subsidiary of Adaptimmune. The combined company will create a preeminent cell therapy company focused on treating solid tumors. The combination provides extensive advantages for clinical development and product delivery supported by complementary technology platforms. The lead clinical franchises for the combined company utilize engineered T-cell therapies targeting MAGE A4 and mesothelin. These targets are expressed on a broad range of solid tumors and are supported by compelling early- and late-stage clinical data. The combined company also has a preclinical pipeline of additional target opportunities with development initially focused on PRAME and CD70.

The Merger Agreement was approved by our board of directors (the “Board”), and the Board resolved to recommend approval of the Merger Agreement to our stockholders. In connection with the execution of the Merger Agreement, certain of our stockholders and certain shareholders of Adaptimmune entered into voting and support agreements with us and Adaptimmune, pursuant to which they have agreed, among other things, and subject to the terms and conditions of the agreements, to vote their shares in favor of the Merger Agreement and the Merger, in accordance with the recommendation of the respective boards of directors of Adaptimmune and the Company.

Subject to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of our common stock (other than shares of our common stock held as treasury stock, or shares of our common stock owned by Adaptimmune, Merger Sub, or any direct or indirect wholly-owned subsidiaries of Adaptimmune), including shares of our common stock underlying our restricted stock units that immediatly vest upon a change of control of us, will be converted into the right to receive 1.5117 American Depositary Shares of Adaptimmune (“Parent ADS”) with each Parent ADS representing six ordinary shares of Adaptimmune. Following the closing of the Merger, Adaptimmune shareholders will own approximately 75% of the combined company and our stockholders will own approximately 25% of the combined company.

Subject to approval by our stockholders and the shareholders of Adaptimmune and satisfaction or waiver of other closing conditions, the transaction is expected to close in the second quarter of 2023.

gavo-cel

We have completed the Phase 1 portion of our Phase 1/2 clinical trial for gavo-cel to treat patients with ovarian cancer, non-small cell lung cancer (NSCLC), malignant pleural/peritoneal mesothelioma or cholangiocarcinoma.

•
Based on the topline data readout presented on September 28, 2022 from patients in dose escalation in the Phase 1 portion of our Phase 1/2 clinical trial as of the September 9, 2022 data cutoff, gavo-cel has demonstrated consistent clinical benefit, with 28 of 30 patients evaluable for efficacy experiencing tumor regression, clinical activity observed in all three mesothelin-expressing tumor types treated (i.e. ovarian cancer, mesothelioma and cholangiocarcinoma) and an 77% disease control rate (DCR).
•
We have observed a 22% Overall Response Rate (ORR) in patients infused with gavo-cel following lymphodepletion with six (four mesothelioma, two ovarian cancer) RECIST partial responses (PRs) by independent assessment. The ORR was 29% in ovarian cancer and 21% in mesothelioma.
•
The median overall survival (OS) for patients with ovarian cancer was 8.1 months, whereas the median progression-free survival (PFS) for patients with ovarian cancer was 5.8 months. The median OS for patients with MPM was 11.2 months, whereas the median PFS for patients with MPM was 5.6 months.

We designed the Phase 2 portion of our Phase 1/2 clinical trial to assess gavo-cel in patients with ovarian cancer, NSCLC, malignant pleural/peritoneal mesothelioma or cholangiocarcinoma. In January 2023, we announced that we had narrowed the focus of our development of gavo-cel to ovarian cancer in combination with Opdivo® (nivolumab) and redosing strategies which we believe may increase the duration of benefit in patients. We expect preliminary durability data from the ovarian cancer cohort in the second half of 2023.

TC-510

We are conducting our Phase 1/2 clinical trial for TC-510 to treat patients with mesothelin-expressing MPM, ovarian cancer, pancreatic cancer, colorectal cancer or triple negative breast cancer. We estimate the patient population for TC-510 in the five indications which we are exploring in our clinical trial is up to 148,000 patients in the United States alone.

In the first half of 2022, we announced that the U.S. Food and Drug Administration (FDA) cleared the investigational new drug (IND) application, and we initiated the Phase 1 dose escalation portion of the Phase 1/2 clinical trial of TC-510. The Phase 1/2 clinical trial is evaluating the safety and efficacy of TC-510 in patients with mesothelin-expressing solid tumors. Enrollment is ongoing.

In preclinical studies of TC-510, we observed enhanced signaling, increased proliferation, reduced exhaustion and improved in vivo efficacy against tumors with high PD-L1 expression. Based on these preclinical studies, we believe TC-510 can improve on the efficacy of gavo-cel in specific hostile solid tumor microenvironment settings and potentially expand into new solid tumor indications.

We expect to share initial data from the Phase 1 portion of the Phase 1/2 clinical trial for TC-510 in the second half of 2023.

TC-520

We are conducting IND-enabling activities for TC-520 to treat patients with hematological malignancies and solid tumors, specifically renal cell carcinoma and acute myeloid leukemia. Due to the high expression of CD70 across many cancer types, we estimate that up to 141,000 patients express CD70 in the United States alone.

In our preclinical studies, we observed TRuC-T cells targeting CD70 enhanced with IL-15 resulted in a significant increase in TC-520 cells with a naïve/TSCM (memory stem T cells) phenotype, improved autonomous persistence as well as increased expansion following repeated rounds of tumor challenge with no evidence of fratricide.

We continue to invest in our clinical and commercial manufacturing network in a capital efficient manner which will provide capacity in a regulated timeline that aligns with preparation for a commercial launch for gavo-cel. We are devoting resources in process development and manufacturing to optimize the reliability of our product candidates and reduce manufacturing costs and time.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of December 31, 2022, we had an accumulated deficit of $501.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Impairment and Restructuring Expenses

Impairment and restructuring expenses consist of severance, personal property assets, construction-in-progress assets, right-of-use assets and associated professional fees. Impairment expenses consist primarily of the write-down of long-lived assets classified as held for sale related to the Rockville, Maryland manufacturing facility as of December 31, 2022.

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

Consolidated Statements of Operations

(in thousands)

	For the Years Ended December 31,
	2022	2021	Change
Operating expenses
Research and development	$98,643	$73,578	$25,065
Impairments and restructuring charges	30,417	3,661	26,756
General and administrative	24,439	22,503	1,936
Total operating expenses	153,499	99,742	53,757
Loss from operations	(153,499)	(99,742)	(53,757)

Interest income, net	1,938	224	1,714
Loss before income taxes	$(151,561)	$(99,518)	$(52,043)

Comparison of the Years Ended December 31, 2022 and 2021

Research and Development Expenses

Research and development expenses were $98.6 million for the year ended December 31, 2022 compared to $73.6 million for the year ended December 31, 2021. The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021.

(in thousands)

	For the Years Ended December 31,
	2022	2021	Change
Clinical program expenses	$40,899	$13,771	$27,128
Platform development expenses	3,536	7,427	(3,891)
Personnel expenses	36,417	34,638	1,779
Allocated facility expenses	14,424	14,379	45
Other expenses	3,367	3,363	4
	$98,643	$73,578	$25,065

Our clinical trial program expenses increased $27.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 as our gavo-cel and TC-510 trials have progressed and expanded. Platform development expenses decreased by $3.9 million as we narrowed the focus of our product development. Personnel expenses increased during the year ended December 31, 2022 as we increased personnel during the first half of 2022.

Impairment and Restructuring Expenses

During the year ended December 31, 2022, we recognized an impairment charge for the write-down of long-lived assets classified as held for sale related to right-of-use assets, construction-in-progress assets and personal property assets of $28.5 million. In addition, during the year ended December 31, 2022, we incurred other impairment and restructuring charges of $1.9 million consisting of the write-down of certain laboratory equipment, the write-down of a right-of-use asset currently being held and used, and restructuring expenses related to the wind down of UK operations.

During the year ended December 31, 2021, we incurred $3.7 million in restructuring costs related to the wind down of our UK operations.

General and Administrative Expenses

General and administrative expenses were $24.4 million for the year ended December 31, 2022, compared to $22.5 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to an increase in personnel costs of $1.0 million due to our increase in headcount and increased stock-based compensation expense. Legal costs and other consulting costs under general and administration expenses increased by $0.9 million.

Interest Income, net

Interest income, net was $1.9 million for the year ended December 31, 2022, compared to $0.2 million for the year ended December 31, 2021. The difference in interest income, net compared to the year ended December 31, 2021 was due to a significant increase in the interest paid on our investment balances during 2022 as a result of increased interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from operations and have funded our operations with proceeds from the sale of our stock. During 2021, we raised $131.3 million in net proceeds from the sale of stock. Since our inception, we have received gross proceeds of $541.7 million from the sale of our stock. As of December 31, 2022, we had cash, cash equivalents and investments of $149.2 million.

During January 2023, the Company announced a reprioritization of the Company’s clinical and research priorities and a corresponding reduction in workforce and adjustment to the Company’s manufacturing network, designed to reduce costs and reallocate resources while maintaining the personnel needed to support the Company’s key programs and refocused pipeline. The reduction in personnel was substantially completed during January 2023. The Company took steps to reduce its manufacturing costs by terminating the ElevateBio manufacturing agreement and is seeking to exit its lease related to the Rockville, Maryland manufacturing facility. See Note 14 for further information.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

(in thousands)

	For the Years Ended December 31,
	2022	2021
Operating activities	$(101,461)	$(81,603)
Investing activities	(88,486)	78,447
Financing activities	125	132,138

Operating Activities

During the year ended December 31, 2022, we used $101.5 million of cash in operating activities, resulting primarily from our net loss of $151.8 million partially offset by non-cash charges of $40.8 million, which primarily related to impairment and restructuring costs of $27.5 million, $3.0 million of depreciation and amortization and $11.4 million of stock-based compensation. Changes in operating assets increased cash flow from operations by $9.5 million.

During the year ended December 31, 2021, we used $81.6 million of cash in operating activities, resulting primarily from our net loss of $99.8 million partially offset by non-cash charges of $19.0 million, which primarily related to depreciation and amortization of $2.8 million, restructuring of $3.0 million and stock-based compensation of $12.3 million. Noncash charges have increased during the year ended December 31, 2022 primarily as a result of the increase in impairment and restructuring expenses incurred during the current year as compared to the prior year.

Investing Activities

During the year ended December 31, 2022, cash used by investing activities was $88.5 million, consisting primarily of purchases of investments net of proceeds from the sale or maturity of investments of $73.0 million and purchases of property and equipment and capitalized software costs of $15.5 million.

During the year ended December 31, 2021, cash provided by investing activities was $78.4 million, consisting primarily of proceeds from the sale or maturities of investments net of purchases of $89.9 million, partially offset by purchases of property and equipment and capitalized software costs of $11.5 million.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $0.3 million representing proceeds from the sale of our stock through stock option exercises and the employee stock purchase plan, partially offset by deferred offering costs.

During the year ended December 31, 2021, net cash provided by financing activities was $132.1 million, which represents the proceeds received from the sale of our stock through a public offering and stock option exercises, partially offset by deferred offering costs.

Funding Requirements

During January 2023, the Company announced a reprioritization of the Company’s clinical and research priorities and a corresponding reduction in workforce and adjustment to the Company’s manufacturing network, designed to reduce costs and reallocate resources while maintaining the personnel needed to support the Company’s key programs and refocused pipeline. The reduction in personnel was substantially completed during January 2023. The Company took steps to reduce its manufacturing costs by terminating the ElevateBio manufacturing agreement and is seeking to exit its lease related to the Rockville, Maryland manufacturing facility. See Note 14 for further information.

As of December 31, 2022, we had cash, cash equivalents and investments of $149.2 million. We believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements at least into early 2025. We have based this estimate on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we expect. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate and we may need to spend more money than currently expected because of circumstances beyond our control.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce, or terminate our research, product development, or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•
vendors in connection with preclinical development activities;
•
CMOs in connection with the production of preclinical and clinical trial materials; and
•
CROs in connection with preclinical studies and clinical trials.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs and CROs that supply, conduct and manage preclinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

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

We estimate the fair value of restricted stock at the then-current fair value of our common stock and for other stock-based awards we use the Black-Scholes option-pricing model, which requires subjective assumptions, including the fair value of our common stock, volatility, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options and our expected dividend yield. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.

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

Royalty Transfer Agreement

In connection with the sale of Series A redeemable convertible preferred stock prior to our IPO, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of: (i) all global net sales of any of our products; and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in the Statement of Operations. Given the nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribed no value to the royalty agreement at inception and at December 31, 2022 and 2021. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

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

We rely on exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TCR2 Therapeutics Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts
March 23, 2023

TCR2 THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$32,746	$222,564
Investments	116,433	43,029
Prepaid expenses and other current assets	5,155	10,534
Assets held for sale	23,287	-
Total current assets	177,621	276,127

Property and equipment, net	6,166	17,075
Right-of-use assets, operating leases	22,510	28,283
Restricted cash	1,152	1,156
Other assets, non-current	787	730
Total assets	$208,236	$323,371

Liabilities and stockholders’ equity
Accounts payable	$2,793	$2,144
Accrued expenses and other current liabilities	10,823	13,094
Operating lease liabilities	21,834	3,367
Operating lease liabilities related to assets held for sale	28,611	-
Total current liabilities	64,061	18,605

Operating lease liabilities, non-current	3,316	22,996
Other liabilities	-	293
Total liabilities	67,377	41,894

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2022 and December 31, 2021, respectively.	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 39,203,366 and 38,496,484 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in capital	642,644	631,008
Accumulated other comprehensive income (loss)	(445)	(13)
Accumulated deficit	(501,344)	(349,522)
Total stockholders’ equity	140,859	281,477
Total liabilities and stockholders’ equity	$208,236	$323,371

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Operating expenses
Research and development	$98,643	$73,578
Impairments and restructuring charges	30,417	3,661
General and administrative	24,439	22,503
Total operating expenses	153,499	99,742
Loss from operations	(153,499)	(99,742)

Interest income, net	1,938	224
Loss before income tax expense	(151,561)	(99,518)

Income tax expense	261	289
Net loss	$(151,822)	$(99,807)

Per share information
Net loss per share of common stock, basic and diluted	$(3.93)	$(2.63)

Weighted average shares outstanding, basic and diluted	38,628,105	37,935,554

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Years Ended December 31,
	2022	2021
Net loss	$(151,822)	$(99,807)
Unrealized loss on investments, net	(432)	(76)
Comprehensive loss	$(152,254)	$(99,883)

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	33,516,795	$3	$486,197	$(249,715)	$63	$236,548
Issuance of common stock, net of issuance costs	4,590,164	1	131,329	-	-	131,330
Exercise of stock options including ESPP shares issued	389,525	-	1,217	-	-	1,217
Stock-based compensation expense	-	-	12,265	-	-	12,265
Unrealized loss on investments	-	-	-	-	(76)	(76)
Net loss	-	-		(99,807)	-	(99,807)
Balance at December 31, 2021	38,496,484	$4	$631,008	$(349,522)	$(13)	$281,477
Issuance of common stock, net of issuance costs	10,498	-	-	-	-	-
Exercise of stock options	49,581	-	32	-	-	32
Vesting of restricted stock units	548,212	-	-	-		-
Issuance of common stock related to ESPP	98,591	-	224	-		224
Stock-based compensation expense	-	-	11,380	-	-	11,380
Unrealized loss on investments	-	-	-	-	(432)	(432)
Net loss	-	-	-	(151,822)	-	(151,822)
Balance at December 31, 2022	39,203,366	$4	$642,644	$(501,344)	$(445)	$140,859

See notes to consolidated financial statements

TCR2 THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Twelve Months Ended December 31,
	2022	2021
Operating activities
Net loss	$(151,822)	$(99,807)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,046	2,827
Impairment and restructuring charges	27,450	2,960
Stock-based compensation expense	11,380	12,265
(Accretion) / Amortization on investments	(802)	837
Deferred tax liabilities	(293)	99
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,557	(2,496)
Operating leases, net	2,680	(2,416)
Accounts payable	1,166	(771)
Accrued expenses and other liabilities	177	4,899
Cash used in operating activities	(101,461)	(81,603)

Investing activities
Purchases of equipment	(15,122)	(11,098)
Software development costs	(330)	(351)
Purchases of investments	(267,522)	(50,726)
Proceeds from sale or maturity of investments	194,488	140,622
Cash provided by (used in) investing activities	(88,486)	78,447

Financing activities
Proceeds from public offering of common stock, net of issuance costs	-	131,330
Proceeds from the exercise of stock options	256	1,217
Payment of deferred offering costs	(131)	(409)
Cash provided by financing activities	125	132,138

Net change in cash, cash equivalents, and restricted cash	(189,822)	128,982
Cash, cash equivalents, and restricted cash at beginning of year	223,720	94,738
Cash, cash equivalents, and restricted cash at end of period	$33,898	$223,720

Supplemental disclosure of noncash activities
Property and equipment additions in accounts payable and accrued expenses	$-	$517
Right-of-use assets obtained in exchange for operating lease liabilities	$40,628	$21,315
Operating cash flows used in operating leases	$21,238	$11,291

See notes to consolidated financial statements

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

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

Proposed Transaction with Adaptimmune

On March 5, 2023, the Company entered into a definitive agreement with Adaptimmune Therapeutics plc ("Adaptimmune"), pursuant to which, upon the terms and subject to the conditions thereof, the Company will become a wholly-owned subsidiary of Adaptimmune (the “Merger Agreement” and such transaction, the “Merger”). The combined company will create a preeminent cell therapy company focused on treating solid tumors. The combination provides extensive advantages for clinical development and product delivery supported by complementary technology platforms. The lead clinical franchises for the combined company utilize engineered T-cell therapies targeting MAGE A4 and mesothelin. These targets are expressed on a broad range of solid tumors and are supported by compelling early- and late-stage clinical data. The combined company also has a preclinical pipeline of additional target opportunities with development initially focused on PRAME and CD70.

The Merger Agreement was approved by its board of directors (the “Board”), and the Board resolved to recommend approval of the Merger Agreement to our stockholders. The closing of the Merger is subject to approval of its stockholders and the satisfaction of customary closing conditions. In connection with the execution of the Merger Agreement, certain of its stockholders and certain shareholders of Adaptimmune entered into voting and support agreements with Adaptimmune, pursuant to which they have agreed, among other things, and subject to the terms and conditions of the agreements, to vote their shares in favor of the Merger Agreement and the Merger, in accordance with the recommendation of the respective boards of directors of Adaptimmune and the Company.

Subject to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company's common stock (other than shares of our common stock held as treasury stock, or shares of our common stock owned by Adaptimmune or any direct or indirect wholly-owned subsidiaries of Adaptimmune), including shares of our common stock underlying our restricted stock units that vest upon a change of control, will be converted into the right to receive 1.5117 American Depositary Shares of Adaptimmune (“Parent ADS”) with each Parent ADS representing six ordinary shares of Adaptimmune. Following the closing of the Merger, Adaptimmune shareholders will own approximately 75% of the combined company and the Company's stockholders will own approximately 25% of the combined company.

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

For the years ended December 31, 2022 and 2021

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

During January 2023, the Company announced a reprioritization of the Company’s clinical and research priorities and a corresponding reduction in workforce and adjustment to the Company’s manufacturing network, designed to reduce costs and reallocate resources while maintaining the personnel needed to support the Company’s key programs and refocused pipeline. The reduction in personnel was substantially completed during January 2023. The Company took steps to reduce its manufacturing costs by terminating the ElevateBio manufacturing agreement and is seeking to exit its lease related to the Rockville, Maryland manufacturing facility. See Note 14 for further information.

The Company has incurred net losses from operations since inception. The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of December 31, 2022 of $149.2 million will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements.

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

Financial statement presentation

Certain reclassifications have been made to prior periods to conform with the current period presentation. On the consolidated statement of operations, the Company reclassified amounts for impairments and restructuring charges for the year ended December 31, 2021 from research and development expenses to a separate financial statement line item within operating expenses to conform to current period presentation of impairments and restructuring charges.

Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to,

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

(Amounts in thousands, excluding share and per share items or as otherwise noted)

the measurement of right-of-use assets and lease liabilities and held for sale assets and liabilities, accrued expenses related to research and development activities, the fair value of the royalty transfer agreement obligations and the fair value of stock-based compensation awards granted under the Company’s equity-based compensation plans. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

As of December 31, 2022, the Company had manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in the vendors' ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, cash equivalents consisted of U.S treasuries, corporate bonds and government-backed money market funds.

Investments

As of December 31, 2022, all investments were classified as available-for-sale and were carried at their estimated fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) until realized. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments in debt securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in the statement of operations. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

Fair value of financial instruments

As of December 31, 2022 and 2021, the Company’s financial instruments consist of money market funds, commercial paper, agency and corporate bonds and asset-backed securities are included in investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization are determined using the straight-line method over the estimated useful lives. Expenditures for maintenance and repairs are expensed as incurred while renewals and betterments

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

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

Assets not placed in service

Assets not placed in service include direct costs related to the acquisition of property including leasehold improvements, and primarily relate to the Rockville manufacturing facility. Such costs are not depreciated until the asset is completed and placed into service. As of December 31, 2022, the Rockville, Maryland manufacturing facility, including corresponding right-of-use assets, property and equipment, and assets not placed in service, met the criteria to be presented as assets held for sale. As a result, these assets have been removed from their respective categories on the balance sheet as of December 31, 2022 and have been presented separately in the current asset section of the balance sheet. See Note 13 for further information.

Impairment of long-lived assets

Long-lived assets classified as held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset.

A long-lived asset or disposal group classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. An impairment loss is recognized for any initial or subsequent write-down to fair value less cost to sell. A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized for the long-lived asset or disposal group.

Impairment charges are presented in the statements of operations in a separate line item within operating expenses with other restructuring charges recognized during the respective periods. During the year ended December 31, 2022, the Company recognized an impairment charge for the write-down of long-lived assets classified as held for sale related to right-of-use assets, construction-in-progress assets and personal property assets of $28.5 million. In addition, during the year ended December 31, 2022, the Company incurred other impairment and restructuring charges of $1.9 million consisting of the write-down of certain laboratory equipment, the write-down of a right-of-use asset currently being held and used, and restructuring expenses related to the wind down of UK operations. During the year ended December 31, 2021, the Company recognized a charge for impairment of long-lived assets and restructuring expenses related to the wind down of the UK manufacturing operations. See Note 13 for further information.

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

For the years ended December 31, 2022 and 2021

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Assets held for sale

The Company records assets and corresponding liabilities as held for sale that meet the criteria outlined for this designation in ASC 360, Property, Plant, and Equipment. A long-lived asset or disposal group classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Assets and liabilities held for sale are included in a separate financial statement line item in the balance sheets for the periods they meet this designation.

Stock-based compensation

The Company measures employee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. Predominately, the Company issues awards with only service-based vesting conditions. Occasionally, the Company issues awards with performance obligations. The Company recognizes stock-based compensation for performance awards during the performance period based on expected performance at the end of the performance period. The Company accounts for forfeitures as they occur. The Company measures the fair value of stock-based awards granted to non-employees on the date at which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such non-employee consultants until completed.

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

For the years ended December 31, 2022 and 2021

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A reduction in the carrying value of the deferred tax assets is required when it is not more likely than not that such deferred tax assets will be realizable.

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

The following potentially dilutive securities, on an as converted basis have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2022 and 2021, as they would be antidilutive:

	As of December 31,
	2022	2021
Stock options outstanding	3,354,632	6,181,335
Common stock warrants	203,676	203,676
Unvested restricted stock units	1,470,889	66,000
Employee stock purchase plan	59,334	24,513
Total	5,088,531	6,475,524

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

Preferred stock

The Board of Directors or any authorized committee thereof is expressly authorized, to the fullest extent permitted by law, to provide by resolution or resolutions for, out of the unissued shares of Undesignated Preferred Stock, the issuance of the shares of Undesignated Preferred Stock in one or more series of such stock, and by filing a certificate of designations pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of December 31, 2022 and 2021, there are no preferred shares issued.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Reconciliation of cash, cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows for the years ended December 31, 2022 and 2021.

	As of December 31,
	2022	2021
Cash and cash equivalents	$32,746	$222,564
Restricted cash	1,152	1,156
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$33,898	$223,720

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

4. Investments and Fair Value Measurements

As of December 31, 2022, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$116,878	$-	$(445)	$116,433

As of December 31, 2021, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$33,048	$-	$(11)	$33,037
U.S. Treasury securities	9,994	-	(2)	9,992
Total	$43,042	$-	$(13)	$43,029

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

For the years ended December 31, 2022 and 2021

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Level 2 — Inputs other than quoted prices in active markets that are observable either directly or indirectly

Level 3 — Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions

The Company has classified assets measured at fair value on a recurring basis as follows as of December 31, 2022:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$30,820	$30,820	$30,820	$-	$-
U.S. Treasury securities	116,878	116,433	-	116,433	-
Total	$147,698	$147,253	$30,820	$116,433	$-

(1)
Includes cash sweep accounts, U.S. Treasury money market mutual fund, bank certificates of deposit and U.S. Treasury bills that have a maturity of three months or less from the original acquisition date.

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

(1)
Includes cash sweep accounts, U.S. Treasury money market mutual fund, bank certificates of deposit and U.S. Treasury bills that have a maturity of three months or less from the original acquisition date.

During the years ended December 31, 2022 and 2021, there were no transfers among the Level 1, Level 2 and Level 3 categories.

5. Property and Equipment

Property and equipment, net, consisted of:

	As of
	December 31, 2022	December 31, 2021
Laboratory equipment	$10,580	$13,115
Computer hardware and equipment	-	54
Furniture and fixtures	326	376
Leasehold improvements	476	551
Assets not placed in service	887	7,592
	12,269	21,688
Less: accumulated depreciation	(6,103)	(4,613)
	$6,166	$17,075

The decrease in property and equipment, net as of December 31, 2022 is primarily driven by certain Rockville, Maryland assets not placed in service and laboratory equipment being classified as held for sale as of December 31, 2022. See Note 13 for details.

Depreciation expense was $2,645 and $2,827 for the years ended December 31, 2022 and 2021, respectively.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

(Amounts in thousands, excluding share and per share items or as otherwise noted)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	December 31, 2022	December 31, 2021
Employee compensation and related benefits	$4,858	$4,631
Professional fees	533	413
Contract manufacturing organization fees	873	1,261
Contract research organization fees	3,725	2,810
Property received not yet invoiced	9	748
Accrued restructuring charges	-	2,401
Other	825	830
	$10,823	$13,094

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock prior to the Company's IPO, certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in the statement of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and for the years ended December 31, 2022 and 2021. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation as of December 31, 2022 and 2021 nor has the Company accrued any liability as of December 31, 2022 and 2021.

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

For the years ended December 31, 2022 and 2021

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

In February 2022, the Company executed an agreement that expanded its partnership with ElevateBio by obtaining a second GMP manufacturing suite at ElevateBio BaseCamp in Waltham, Massachusetts through December 2023, and also updated terms in the original agreement including extending the contractual period through December 2023. As a result of this agreement, the Company recorded additional right-of-use assets and operating lease liabilities of approximately $29.2 million to reflect this new agreement during the period ending March 31, 2022.

During January 2023, the Company notified ElevateBio that it was terminating the agreement. The agreement provides for a three-month notice period and a $10.0 million payment upon termination. The agreement will terminate in April 2023.

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

In December 2022, the Company began to actively market the Rockville, Maryland manufacturing facility in an effort to find a third party to assume the lease arrangement with the landlord. As part of this action, the Company also began to seek selling alternatives for construction-in-progress assets and personal property assets at the Rockville, Maryland manufacturing facility through either the prospective third party assuming the lease arrangement or after-market selling channels. As such, the Rockville, Maryland manufacturing facility long-lived assets, which consist of operating lease right-of-use assets, construction-in-progress assets and personal property assets, have been reclassified as held for sale as of December 31, 2022. In addition, operating lease liabilities which directly related to Rockville, Maryland right-of-use assets have also been reclassified as held for sale as of December 31, 2022. The Rockville, Maryland disposal group has thus been removed from those respective balance sheet categories and has been presented separately as assets and liabilities held for sale in the balance sheet, measured at the lower of their carrying amount or fair value less cost to sell as of December 31, 2022. See Note 13 for further information.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Right-of-use assets and lease liabilities as of December 31, 2022 and 2021, were as follows:

	December 31, 2022	December 31, 2021
Assets:
Right-of-use assets, operating leases	$22,510	$28,283
Right-of-use assets, operating leases included in assets held for sale	17,463	-
	$39,973	$28,283

Liabilities
Operating lease liabilities	$21,834	$3,367
Operating lease liabilities, non-current	3,316	22,996
Operating lease liabilities related to assets held for sale	28,611	-
Total lease liabilities	$53,761	$26,363

The components of the lease costs for the year ended December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Operating lease costs	$23,181	$8,031
Short-term lease costs	688	548
Variable lease costs	5,828	5,937
Total lease costs	$29,697	$14,516

Total lease costs above are recognized in the consolidated statements of operation for the years ended December 31, 2022 and 2021. Variable lease costs include the $1,501 cost associated with the Company’s decision to cease manufacturing operations at the Catapult facility during the year ended December31, 2021. Variable lease costs include all costs related to the use of the ElevateBio facilities in the manufacture of clinical and non-clinical products.

Weighted average remaining lease term and discount rate as of December 31, 2022 were as follows:

December 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	1.3
Weighted-average discount rate:
Operating leases	15.3%

The following table presents future minimum lease payments under for operating leases as of December 31, 2022:

December 31, 2022
2023	$23,859
2024	2,538
2025	1,054
Total minimum payments required	27,451
Less amounts representing imputed interest	(2,301)
Present value of lease liabilities	$25,150

The table above does not include future minimum lease payments for the Rockville, Maryland facility due to its reclassification as held for sale as of December 31, 2022. The operating lease liabilities for the Rockville, Maryland facility have been presented separately on the balance sheet as operating lease liabilities related to assets held for sale, and the liabilities are expected to be transferred to a third party assuming the lease arrangement within a year.

9. 401(k) Savings Plan

The Company maintains a defined contribution 401(k) plan in which employees may contribute a portion of their compensation, subject to statutory maximum contribution amounts. For the years ended December 31, 2022 and 2021, the matching contribution expense was $633 and $376, respectively.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

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

The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s officers, employees, directors and other key persons (including consultants) are eligible to receive awards under the 2018 Plan. The amount, terms of grants, and exercisability provisions are determined and set by the Company’s Board of Directors. The maximum number of authorized shares to be issued under the Plan was 7,057,244.

As of December 31, 2022, there were 2,805,240 shares of common stock available for future issuance. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors. Generally, options vest over a four-year period and restricted stock awards vest over a two, three or four-year period.

2022 Inducement Plan

On February 11, 2022, the Company's Board of Directors approved the TCR2 Therapeutics Inc. 2022 Inducement Plan (Inducement Plan) pursuant to Listing Rule 5635(c)(4) of the corporate governance rules of the NASDAQ Stock Market, and reserved 1,400,000 shares of our Common Stock for issuance employees of the Company under the Inducement Plan. The Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The purpose of the Inducement Plan is to encourage and enable the Company to grant equity awards to induce highly qualified prospective officers and employees to accept employment and provide them a proprietary interest in the Company. The maximum number of authorized shares to be issued under the Inducement Plan is 1,400,000 shares of common stock. The amount, terms of grants, and exercisability provisions are determined and set by the Compensation Committee of the Company’s Board of Directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors.

As of December 31, 2022, there were 851,319 shares of common stock available for future issuance under the Inducement Plan. Generally, options vest over a four-year period. No RSUs have been issued from the Inducement Plan.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations:

	For the Years Ended December 31,
	2022	2021
Research and development	$4,715	$5,592
General and administrative	6,665	6,673
	$11,380	$12,265

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Stock options

The following table summarizes the activity related to stock option grants to employees and non-employees for the years ended December 31, 2022 and 2021:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Balance as of January 1, 2021	5,011,349	$14.99	8.4
Granted	2,094,554	$9.32
Exercised	(371,636)	$2.55
Forfeited	(552,932)	$21.63
Balance as of December 31, 2021	6,181,335	$13.31	6.1
Granted	1,809,185	$1.90
Exercised	(49,581)	$0.74
Options cancelled in exchange for RSUs from tender offer	(2,553,598)	$19.24
Forfeited	(1,492,045)	$12.95
Balance as of December 31, 2022	3,895,296	$4.43	8.3

Exercisable as of December 31, 2022	1,111,691	$6.46	5.5
Vested and expected to vest as of December 31, 2022	3,895,296	$4.43

During the year ended December 31, 2022, the Company offered employees with option grants that had strike prices of greater than $10 per share the opportunity to exchange those options for restricted stock units. The exchange rate was based on the current stock price compared to the strike price on the date of the offer, November 16, 2022. Vesting for the RSUs was largely based on the original grant date of the option. In the aggregate, 2,553,598 options were exchanged for 751,532 RSUs.

As of December 31, 2022, there was $5.3 million in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 2.7 years. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2022 was $108.0. The aggregate intrinsic values of options exercised during the year ended December 31, 2022 was $93.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during the years ended December 31, 2022 and 2021 was determined using the methods and assumptions discussed below:

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

For the years ended December 31, 2022 and 2021

(Amounts in thousands, excluding share and per share items or as otherwise noted)

For the years ended December 31, 2022 and 2021, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	For the Years Ended December 31,
	2022	2021
Risk-free interest rate	3.2%	1.2%
Expected term (in years)	2.9	6.1
Expected volatility	72.8%	70.2%
Annual dividend yield	0%	0%
Fair value of common stock	$1.22	$9.42

Restricted stock units

The following table summarizes the activity related to restricted stock unit grants to employees and non-employees for the twelve months ended December 31, 2022

	Restricted Stock Units	Weighted Average Price Per Share
Balance as of January 1, 2021	-	$-
Granted	66,000	$4.80
Vested	-	$-
Forfeited	-	$-
Balance as of December 31, 2021	66,000	$4.80
Granted	1,269,269	$2.34
RSUs granted in exchange for options cancelled from tender offer	751,532	$1.33
Vested	(548,973)	$2.44
Forfeited	(66,939)	$3.28
Balance as of December 31, 2022	1,470,889	$2.22

During the year ended December 31, 2022, the Company granted 373,255 performance-based RSUs (PRSUs). Performance is based upon attaining specified operational metrics. The performance criteria measurement dates are December 31, 2022 and March 31, 2023. There were no PRSUs issued for the December 31, 2022 measurement date. In addition, the PRSUs also have service-based vesting criteria for two years after the measurement date for issued PRSUs.

As of December 31, 2022, there was $2.5 million of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years.

Warrants

Warrants issued to non-employees in connection with providing consulting services are issued outside of the Plan and are accounted for as stock-based compensation.

The warrants have an exercise price of $0.74 per share and will expire at the earlier of ten years from the date of issuance or a change in control event as defined in the warrant agreements.

As of December 31, 2022 and 2021, there were 203,676 warrants outstanding. During the years ending December 31, 2022 and 2021, the Company granted no warrants, there were no forfeitures, and there were no exercises.

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

For the years ended December 31, 2022 and 2021

(Amounts in thousands, excluding share and per share items or as otherwise noted)

During the years ended December 31, 2022 and 2021, there were 98,591 and 17,889 shares issued under the 2018 ESPP, respectively.

11. Income Tax Expense

Income (loss) before income tax expense for the years ended December 31, 2022 and 2021 consisted of the following:

	For the Years Ended December 31,
	2022	2021
United States	$(151,742)	$(100,607)
Foreign	181	1,089
Loss before income taxes	$(151,561)	$(99,518)

The income tax expense for the years ended December 31, 2022 and 2021 consisted of the following components:

	For the Years Ended December 31,
	2022	2021
Current tax
State	$22	$17
Foreign	532	181
Total current tax	554	198
Deferred tax
Foreign	(293)	91
Total deferred tax	(293)	91
Income tax expense	$261	$289

Subject to the limitations described below, at December 31, 2022, the Company has cumulative federal and state net operating loss carryforwards of approximately $4.1 million and $269.5 million available to reduce future federal and state taxable income, respectively, which begin to expire in 2035. Additionally, the Company has $272.0 million of federal net operating loss carryforwards which carryforward indefinitely. The Company has cumulative federal and state tax credit carry forwards of $11.7 million and $3.9 million, respectively, available to reduce future federal and state income taxes which begin to expire in 2035 and 2031, respectively.

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

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

(Amounts in thousands, excluding share and per share items or as otherwise noted)

The components of net deferred income tax assets (liabilities) as of December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$79,503	$59,771
Research and development credits	14,754	10,574
Equity-based compensation	2,492	1,810
Capitalized costs	25,040	5,029
Operating lease liabilities	6,754	7,124
Accrued expenses and other temporary differences	2,196	921
Fixed assets	146	-
Total deferred tax assets	130,885	85,229
Deferred tax liabilities:
Fixed assets	-	(489)
Right-of-use assets, operating leases	(6,045)	(7,643)
Total deferred tax liabilities	(6,045)	(8,132)
Less: valuation allowance	(124,840)	(77,391)
Total net deferred tax assets (liabilities)	$-	$(294)

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Management believes that it is more likely than not that the Company’s U.S. deferred income tax assets will not be realized. As such, there is a full valuation allowance against the net U.S. deferred tax assets as of December 31, 2022 and 2021. The valuation allowance in the U.S. increased by approximately $47.4 million during the year ended December 31, 2022 primarily as a result of the increase in net operating loss carryforwards and deferred tax assets related to capitalized research and experimental expenditures(1). The valuation allowance increased by approximately $25.7 million during the year ended December 31, 2021 primarily as a result of the increase in net operating loss carryforwards.

(1) The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Under the Act, research and experimental expenditures incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. Effective January 1, 2022, the Company has complied with the mandatory capitalization and amortization of research and experimentation expenditures.

The Company did not have unrecognized tax benefits as of December 31, 2022 or 2021. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	As of December 31,
	2022	2021
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of federal benefit	5.6%	5.1%
Stock compensation	-1.1%	-3.1%
Permanent differences	0.0%	-0.2%
Research and development credit benefit	2.8%	2.7%
Other	-0.1%	0.0%
Change in valuation allowance	-28.4%	-25.8%
Effective income tax rate	-0.2%	-0.3%

The Company’s remains subject to examination by U.S. Federal, state, local, and foreign tax authorities for tax years 2019 through 2022. We are no longer subject to U.S. Federal, state, local, and foreign examinations by tax authorities for the tax year 2018 and prior. However, net operating losses from the tax year 2018 and prior would be subject to examination if and when used in a future tax return to offset taxable income.

The Company believes that the Company does not have any uncertain tax positions that would result in a material impact on the Company’s financial statements. The Company files income tax returns in the above jurisdictions as well as the applicable state jurisdictions in the United States. There are currently no income tax examinations ongoing. If and when applicable, the Company will recognize interest and penalties on uncertain tax positions as income tax expense.

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

(Amounts in thousands, excluding share and per share items or as otherwise noted)

12. Related Party Transactions

Manufacturing agreement

During November 2020, the Company entered into a manufacturing partnership with ElevateBio, which was amended in February 2022. Dr. Ansbert Gadicke is a member of the board of directors at the Company and ElevateBio. The agreement is to establish a manufacturing partnership with ElevateBio for production of the Company’s clinical trial products. During the twelve months ended December 31, 2022, the Company has incurred $20.3 million in expenses and has incurred additional costs of $0.1 million for equipment owned by the Company for use by ElevateBio. During the twelve months ended December 31, 2021, the Company incurred $1.8 million in expenses and incurred additional costs of $0.3 million for equipment owned by the Company for use by ElevateBio.

During January 2023, the Company notified ElevateBio that it was terminating the agreement. The agreement provides for a three-month notice period and a $10.0 million payment upon termination. The agreement will terminate in April 2023.

13. Impairments and Restructuring Charges

In December 2022, the Company began to actively market the Rockville, Maryland manufacturing facility in an effort to find a third party to assume the lease arrangement with the landlord. As part of this action, the Company also began to seek selling alternatives for construction-in-progress assets and personal property assets at the Rockville, Maryland manufacturing facility through either the prospective third party assuming the lease arrangement or after-market selling channels. These actions were commenced in order to gain capital efficiencies in the manufacturing activities currently supporting the Company’s clinical timelines. As such, Rockville, Maryland manufacturing facility long-lived assets, which consist of operating lease right-of-use assets, construction-in-progress assets and personal property assets, have been reclassified as held for sale as of December 31, 2022. The Company expects all sales related to the Rockville, Maryland assets held for sale to be completed within a year. An impairment charge was recognized as of December 31, 2022 in order to write-down these Rockville, Maryland manufacturing facility long-lived assets to fair value less costs to sell. In addition, operating lease liabilities which directly relate to Rockville, Maryland right-of-use assets have also been reclassified as held for sale as of December 31, 2022.

For the year ended December 31, 2022, the Company recognized an impairment charge of $0.5 million associated with a right-of-use asset currently being held and used as the carrying value of the asset of $0.8 million exceeded its fair value.

During December 2021, the Company decided to wind down its operations in the United Kingdom and consolidated manufacturing operations in the United States. The Company completed the restructuring during the second quarter of 2022. Restructuring charges related to this action were recognized in the years ended December 31, 2022 and 2021 of $0.5 million and $3.7 million, respectively.

Restructuring expenses

In December 2021, the Company elected to cease manufacturing operations at its Catapult facility. As a result, the Company recognized a $1.5 million variable lease cost as of December 31, 2021 reflecting its estimated obligation for the 12-month termination period associated with the Catapult lease agreement, as well as other restructuring related expenses incurred as a result of the decision to cease manufacturing operations at Catapult. During the twelve months ended December 31, 2022 and 2021, the Company incurred the following expenses associated with these restructuring activities which are included in impairments and restructuring charges on the statements of operations.

	For the Twelve Months Ended December 31, 2022 and 2021
	Severance and Related Costs	Lease and Other costs	Asset Impairment Costs	Total
For the twelve months ended December 31, 2022	$306	$228	$-	$534
For the twelve months ended December 31, 2021	885	2,217	559	3,661

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

(Amounts in thousands, excluding share and per share items or as otherwise noted)

Accrued restructuring expenses

Balances related to this restructuring included in accrued expenses on the balance sheet are as follows:

	Accrued Expenses
	Severance and Related Costs	Lease and Other costs	Total
Balance as of January 1, 2021	$-	$-	$-
Expenses	885	2,217	3,102
Cash payments	(701)	-	(701)
Balance as of December 31, 2021	184	2,217	2,401
Expenses	306	285	591
Adjustment of expenses	-	(57)	(57)
Cash payments	(490)	(2,445)	(2,935)
Balance as of December 31, 2022	$-	$-	$-

Impairment charges on assets held for sale

A long-lived asset or disposal group classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. The Company recognizes an impairment loss for any initial or subsequent write-down of the assets held for sale to fair value less cost to sell.

In December 2022, the Company reclassified long-lived assets at the Rockville, Maryland manufacturing facility, which consist of operating lease right-of-use assets, construction-in-progress assets, and personal property assets, as held for sale as of December 31, 2022. An impairment charge was recognized as of December 31, 2022 in order to write-down these Rockville, Maryland manufacturing facility long-lived assets to fair value less costs to sell, as follows:

	As of December 31, 2022
Asset	Carrying Value	Fair Value Less Costs to Sell	Impairment Amount
Right-of-use assets, operating leases	$30,007	$17,463	$12,544
Assets not placed in service	21,760	5,824	15,936
Laboratory equipment	888	-	888
Total impairment charge			$29,368

Rockville, Maryland operating lease right-of-use asset

The Company obtained a third-party valuation report to assist in estimating the fair value of the Rockville, Maryland operating lease right-of-use asset as of December 31, 2022. The Company considered market information, recent comparable leases and offerings of comparable office space in the geographical market, the estimated time to identify a third party to assume the lease arrangement, and costs to sell comprised of broker commissions and closing costs. Based on this analysis, the Company determined that the Rockville, Maryland operating lese right-of-use asset fair value less cost to sell was $17.5 million, and a resulting impairment charge of $12.5 million was recorded to impairments and restructuring charges for the year ended December 31, 2022.

Rockville, Maryland assets not placed in service

The Company has various long-lived assets not placed in service at the Rockville, Maryland manufacturing facility. These assets are comprised of leasehold improvements and other assets associated with the in-process build-out of the Rockville, Maryland facility, as well as certain other personal property assets such as equipment that has not yet been placed into service. At the time of the Company’s determination that the Rockville, Maryland manufacturing facility long-lived assets would be actively marketed and held for sale, the total carrying value of these assets not placed in service was $21.8 million. The Company has pursued different selling alternatives for assets not placed in service through either a prospective third party to assume the lease arrangement or after-market selling channels. The Company considered the nature of the long-lived assets not placed in service, current market conditions, information obtained from after-market selling channels and appraisals, actual sales that have occurred subsequent to year-end, and estimated costs to sell, in determining the fair value of these assets to be $5.8 million as of

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

(Amounts in thousands, excluding share and per share items or as otherwise noted)

December 31, 2022. The resulting impairment charge of $15.9 million was recorded to impairments and restructuring charges for the year ended December 31, 2022.

Rockville, Maryland assets held for sale

As of December 31, 2022, the following assets and liabilities related to the Rockville, Maryland manufacturing facility are classified as held for sale at their fair value less cost to sell and are presented as held for sale in the Company’s consolidated balance sheet as of December 31, 2022:

Assets	As of December 31, 2022
Right-of-use assets, operating leases included in assets held for sale	$17,463
Assets not placed in service	5,824
Total	$23,287

Liabilities
Operating lease liabilities related to assets held for sale	$28,611

14. Subsequent Events

2023 Restructuring

On January 5, 2023, the Company announced a reprioritization of the Company’s clinical and research priorities and a corresponding reduction in workforce and adjustment to the Company’s manufacturing network, designed to reduce costs and reallocate resources while maintaining the personnel needed to support the Company’s key programs and refocused pipeline. The 2023 restructuring reduced the Company’s workforce by approximately 40%, and the reductions in personnel were substantially completed at the end of January 2023.

The Company estimates that it will incur aggregate pre-tax charges of approximately $3.0 million in connection with the 2023 restructuring, which includes one-time employee severance and termination payments and other disposal and other charges. The Company has incurred $2.4 million through the first quarter of 2023. The Company anticipates that these one-time charges will be completed in the third quarter of 2023.

During January 2023, the Company notified ElevateBio that it was terminating the agreement. The agreement provides for a three-month notice period and a $10.0 million payment upon termination. The agreement will terminate in April 2023.

Silicon Valley Bank Exposure

As of March 23, 2023, the Company had less than $0.1 million of unrestricted cash, cash equivalents and investments and approximately $1.2 million of restricted cash as certificates of deposits related to facility leases held at Silicon Valley Bank. On March 13, 2023, the Federal Deposit Insurance Corporation ("FDIC") stated it has transferred all of the deposits, both insured and uninsured, and substantially all of the assets of Silicon Valley Bank to the Silicon Valley Bridge Bank, N.A., a bridge bank that will be operated by the FDIC.

The Proposed Transaction with Adaptimmune

On March 5, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Adaptimmune Therapeutics plc, a public limited company incorporated in England and Wales ("Adaptimmune") and CM Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Adaptimmune ("Merger Sub"), pursuant to which, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned subsidiary of Adaptimmune.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company's common stock, par value $0.0001 per share (the “TCR2 Common Stock") (other than shares of TCR2 Common Stock held by TCR2 as treasury stock, or shares of TCR2 Common Stock owned by Adaptimmune, Merger Sub or any direct or indirect wholly-owned subsidiaries of Adaptimmune), including shares

TCR2 Therapeutics Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

(Amounts in thousands, excluding share and per share items or as otherwise noted)

of the Company's Common Stock underlying the Company's restricted stock units that vest upon a change of control, will be converted into the right to receive 1.5117 (the “Exchange Ratio”) Adaptimmune American Depositary Shares (“Adaptimmune ADSs”).

Each option to acquire shares of the Company's Common Stock that is outstanding and unexercised immediately prior to the Effective Time, whether or not vested, will be assumed and substituted for an option to purchase a number of Adaptimmune ordinary shares or Adaptimmune ADSs, as determined by Adaptimmune, based on a calculation equal to the product of (i) the total number of shares of the Company's Common Stock subject to such of the Company's option immediately prior to the Effective Time multiplied by (ii) six times the Exchange Ratio (the “Ordinary Share Exchange Ratio”). Each award of restricted stock units with respect to shares of TCR2 Common Stock (other than restricted stock units that vest upon a change of control) will be assumed and substituted for a restricted stock unit-style option to purchase a number of Adaptimmune ordinary shares or Adaptimmune ADSs, as determined by Adaptimmune, based on a calculation equal to the product of (i) the total number of shares of TCR2 Common Stock subject to such TCR2 restricted stock unit and (ii) the Ordinary Share Exchange Ratio.

The Merger Agreement contains customary representations, warranties and covenants given by Adaptimmune, the Company and Merger Sub. The Merger Agreement also contains customary pre-closing covenants, including covenants by each of the parties relating to conduct of their respective business prior to the closing of the Merger. In addition, the parties have agreed to use their respective reasonable best efforts to take all actions necessary, proper or advisable to complete the Merger and the other transactions contemplated by the Merger Agreement as promptly as practicable, including making any required regulatory filings with respect to the Merger, except that Adaptimmune is not required to divest any assets or businesses of the Company, Adaptimmune or any of their respective affiliates and subsidiaries.

The Merger Agreement also provides that, from the earlier of the Effective Time of the Merger and termination of the Merger Agreement, each of Adaptimmune and the Company is subject to certain restrictions on its ability to solicit acquisition proposals from third parties, to provide information to third parties and to engage in discussions with third parties regarding acquisition proposals, subject to customary exceptions. In addition, the board of directors of each of Adaptimmune and the Company are required to recommend that their respective shareholders or stockholders vote in favor of the Merger, subject to exceptions for superior proposals and other situations where failure to effect a recommendation change would be inconsistent with such board’s fiduciary duties.

Consummation of the Merger is subject to various conditions, including, among others, (i) approval of the Merger Agreement and Merger by the Company’s stockholders, (ii) Adaptimmune’s shareholders authorizing Adaptimmune’s board of directors (or a duly authorized committee thereof) to allot all Adaptimmune ordinary shares to be issued in connection with the Merger (to be represented by Adaptimmune ADSs), (iii) the absence of any law or order prohibiting consummation of the Merger, (iv) Adaptimmune’s Registration Statement on Form S-4 (to be issued in connection with the Merger) having been declared effective, (v) the Adaptimmune ADSs issuable to the Company's stockholders having been authorized for listing on Nasdaq, (vi) accuracy of the other party’s representations and warranties (subject to certain materiality standards set forth in the Merger Agreement), (vii) compliance by the other party in all material respects with such other party’s obligations under the Merger Agreement; (viii) the absence of a material adverse effect on the other party since March 5, 2023, (ix) satisfaction of certain regulatory clearances and (x) certain contingent liabilities of the Company being less than $10 million.

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

Our management, with the participation of our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer and principal accounting officer), have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management concludes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information

Not Applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors, executive officers and other key employees as of March 5, 2023.

Name	Age	Position
Executive Officers
Garry E. Menzel	58	President, Chief Executive Officer and Director
Rosemary Harrison	40	Chief Business and Strategy Officer
Angela Justice	50	Chief People Officer
Peter Olagunju	45	Chief Operating Officer
Alfonso Quintas Cardama	52	Chief Medical Officer
Eric Sullivan	43	Chief Financial Officer

Non-Employee Directors
Andrew Allen (1)(2)(4)	56	Director
Ansbert Gadicke (3)(4)	65	Director
Neil W. Gibson (1)(2)	66	Director
Priti Hegde (3)	51	Director
Axel Hoos (3)	53	Director
Shawn Tomasello (2)(3)	64	Director
Stephen Webster (1)(4)	61	Chairman of the Board of Directors

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

Rosemary Harrison, Ph.D. Dr. Harrison joined our company in January 2022 as Chief Business and Strategy Officer. She brings nearly 20 years of global experience working on strategic planning, portfolio management and business development at both pharmaceutical and biotechnology companies. Prior to joining the Company, she was Senior Vice President of Corporate Development and Strategy at Trillium Therapeutics from October 2020 to November 2021 where she led its acquisition by Pfizer for $2.22 billion in November 2021. Before that, Dr. Harrison served in strategic and research roles within RA Capital Management from June 2018 to June 2019, as Head of Rare Diseases at Imbria Pharmaceuticals from June 2019 to March 2020, and as Head of Portfolio Management and Strategic Planning at the Novartis Institutes for Biomedical Research from March 2015 to May 2018. Earlier in her career, Dr Harrison served as a consultant at Bain & Company where she advised on corporate strategic and operational programs. Dr. Harrison holds a Bachelor of Biotechnology in Drug Design and Development and a Ph.D. from The University of Queensland.

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

Peter Olagunju. Mr. Olagunju joined our company in July 2021 as Chief Technical Officer and was promoted to Chief Operating Officer as January 1, 2023. He brings over 20 years of experience in cell and gene therapy, clinical development, program management, manufacturing and technical operations. Prior to joining our company, from March 2020 to July 2021, Mr. Olagunju was Senior Vice President of Technical Operations at FerGene Inc., where he led the technical operations function for the commercialization of a gene therapy for bladder cancer. Before that, from 2015 to March 2020, Mr. Olagunju held several roles of increasing responsibility at bluebird bio, Inc., including serving as Vice President of Global Patient Operations where he was the program lead and functional head of manufacturing supporting the European approval for ZYNTEGLO®, a transformational gene therapy for Transfusion dependent Thalassemia. Earlier in his career, he held senior positions in Commercial Technical Operations and served as the Head of Quality at Dendreon Corp. and ZymoGenetics, Inc. Mr. Olagunju holds an M.B.A. from the University of Washington and a B.S. in Biology from the University of Illinois at Urbana-Champaign.

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

Eric Sullivan. Mr. Sullivan joined our company in June 2022 as Chief Financial Officer. Prior to joining the Company, Mr. Sullivan was President, Chief Financial Officer and Chief Operating Officer at Triplet Therapeutics from 2019 to 2021, where he led finance, business development and corporate operations. Before that, between 2017 and 2019, Mr. Sullivan led finance as Senior Vice President at Gemini Therapeutics and Oncorus. Earlier in his career, he held senior financial management positions at bluebird bio and Merrimack Pharmaceuticals. Mr. Sullivan holds a B.S. in Accountancy from Bentley University and is a Certified Public Accountant (CPA).

Non-Employee Directors

Andrew Allen, M.D., Ph.D. Dr. Allen joined our Board of Directors in December 2018. Dr. Allen is a co-founder of Gritstone Oncology, Inc., and has served as its President and Chief Executive Officer since August 2015. Dr. Allen previously co-founded Clovis Oncology, Inc., a public pharmaceutical development company, and served as its executive vice president of clinical and preclinical development and chief medical officer from April 2009 to July 2015. Prior to that, he was chief medical officer at Pharmion Corporation from 2006 to 2008. Previously, Dr. Allen served in clinical development leadership roles at Chiron Corporation and Abbott Laboratories, and worked at McKinsey & Company, where he advised life science companies on strategic issues. He currently serves on the board of directors of Gritstone bio, Inc. (public), TCR2 Therapeutics, Inc. (public), Revitope Oncology, Inc. (private) and Verge Genomics, Inc (private). Dr. Allen previously served on the board of directors of Sierra Oncology (public) from 2018 until its acquisition by GSK in 2022, Epizyme, Inc. (public) from 2014 until 2021 and Cell Design Labs, a private biotechnology company, from November 2015 until its acquisition by Gilead Sciences, Inc. in December 2017. Dr. Allen qualified in medicine at Oxford University and received a Ph.D. in immunology from Imperial College of Science, Technology and Medicine in London. We believe Dr. Allen is qualified to serve on our Board of Directors due to his educational experience and his experience as a founder and senior executive of biotechnology and pharmaceutical companies.

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

Based solely on a review of on Forms 3, 4 and 5 and any amendments thereto filed electronically with the Securities and Exchange Commission with respect to the most recent fiscal year and written representations from the reporting persons, we believe all Section 16(a) filing requirements were satisfied in 2022.

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

Item 11. Executive Compensation

Executive Compensation Overview

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to and earned by each individual who served as our principal executive officer at any time during our years ended December 31, 2022 and to our next two most highly compensated executive officers in respect of their service to our company for our years ended December 31, 2022. We refer to these individuals as our named executive officers. Our named executive officers are:

▪
Garry Menzel, our President and Chief Executive Officer;
▪
Alfonso Quintás Cardama, our Chief Medical Officer; and
▪
Rosemary Harrison, our Chief Business and Strategy Officer.

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

Summary Compensation Table

The following table sets forth information regarding compensation awarded to and earned by our named executive officers for services rendered to us in all capacities during our years ended December 31, 2022 and 2021.

Name and principal position		Year	Salary($)	Bonus($)(1)	Stock Awards (2)	Option Awards (3)	Non-equity plan compensation (4)	All other compensation(5)	Total
Garry Menzel, President and Chief Executive Officer		2022	$602,800	$-	$666,160	$154,705	$312,000	$9,150	$1,744,815
		2021	579,600	-	-	987,734	328,500	8,700	1,904,534
Alfonso Quintás Cardama, Chief Medical Officer		2022	486,000	5,000	281,037	45,922	183,000	11,150	1,012,109
		2021	467,303	-	-	370,481	192,600	8,700	1,039,084
Rosemary Harrison, Chief Business & Strategy Officer	(6)	2022	372,083	-	12,437	531,582	140,000	10,461	1,066,563

1.
The amount reported reflects a one-time bonus upon achieving five years of service to the company.
2.
The amounts reported in the "Stock Awards" column reflect the aggregate grant date fair value of restricted stock units awarded during the indicated year computed in accordance with the provisions of Financial Accounting Standards Board ASC Topic 718. Such awards were granted with performance-based vesting conditions and such grant date fair value is computed assuming the probable outcome of such conditions, however, the grant date fair value of such awards assuming maximum achievement is $436,708. See Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report regarding assumptions underlying the valuation of equity awards.
3.
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
4.
The amounts reported reflect annual bonuses earned based upon achievement of company and individual performance metrics. Amounts reflected are paid in the year subsequent to the performance year.
5.
The amounts reported reflect 401(k) matching contributions made by the Company for each of our named executive officers and for Drs. Quintás Cardama and Harrison, a life style benefit in the amount of $2,000 and $1,673, respectively.
6.
Dr. Harrison commenced employment with us in January 2022. The amount reported as salary reflects the amount actually earned following her commencement of employment.

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

Non-Equity Incentive Plan Compensation

We have a formal performance-based bonus plan under our senior executive cash bonus plan. Our employment arrangements with our named executive officers provide that the executive may be eligible to earn an annual performance bonus of up to a target percentage of the executive’s base salary, as described further below under the section entitled “––Employment Arrangements and Severance Agreements with our Named Executive Officers”. Payment of 2022 annual bonuses was based in part on us achieving certain research and product development, capital raising and other target goals. Our compensation committee evaluated our performance 2022 and determined to pay bonuses to each of our named executive officers in the amounts as set forth in the Summary Compensation Table above under the heading “Non-Equity Incentive Plan Compensation”. From time to time, our Board of Directors or compensation committee may approve additional annual bonuses for our named executive officers based on individual performance, company performance or as otherwise determined to be appropriate.

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

During the year ended December 31, 2022, the Company granted 373,255 performance-based RSUs (PRSUs) to executives of the Company. Performance is based upon attaining specified operational metrics. The performance criteria measurement dates are December 31, 2022 and March 31, 2023. There were no PRSUs issued for the December 31, 2022 measurement date. In addition, the PRSUs also have service-based vesting criteria for two years after the measurement date for issued PRSUs.

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

Garry Menzel

In December 2018, we entered into an employment agreement with Dr. Menzel, effective upon the closing of the IPO. Dr. Menzel is currently entitled to receive an annual base salary of $625,000 and an annual target bonus equal to 55% of his annual base salary based upon our Board of Directors’ or the compensation committee of the Board of Directors’ assessment of Dr. Menzel’s performance and our performance. This employment agreement also includes a reaffirmation of Dr. Menzel’s Employee Confidentiality and Assignment Agreement, which contains continuing obligations to us, including provisions on proprietary information, assignment of inventions, non-competition and non-solicitation of customers and employees. Dr. Menzel’s employment agreement provides that, in the event that his employment is terminated by us without “cause” or by him for “good reason,” then subject to the execution and effectiveness of a separation agreement and release, he will be entitled to receive (i) an amount equal to (x) 12 months of base salary payable on our normal payroll cycle if such termination is not in connection with a “change in control” or (y) 18 months of base salary if such termination is in connection with a “change in control,” payable on our normal payroll cycle, provided that in either case, if Dr. Menzel commences new employment, all payments shall cease; and (ii) payment of the monthly employer COBRA premium for the same level of group health coverage as in effect for Dr. Menzel on the date of termination up to (x) 12 months if such termination is not in connection with a “change in control,” and (y) 18 months if such termination is in connection with a “change in control.” In addition, if within 12 months following a “change in control,” Dr. Menzel’s employment is terminated by us without “cause” or he resigns for “good reason,” then subject to the execution of the separation agreement and release, all time-based stock options and other time-based stock-based awards held by Dr. Menzel will accelerate and vest immediately.

Alfonso Quintás Cardama

In December 2018, we entered into an employment agreement with Dr. Quintás Cardama, effective upon the closing of the IPO. Dr. Quintás Cardama is currently entitled to receive an annual base salary of $505,000 and an annual target bonus equal to 40% of his annual base salary based upon our Board of Directors’ or the compensation committee of the Board of Directors’ assessment of Dr. Quintás Cardama’s performance and our performance. This employment agreement also includes a reaffirmation of Dr. Quintás Cardama’s Employee Confidentiality and Assignment Agreement, which contains continuing obligations to us including provisions on proprietary information, assignment of inventions, non-competition and non-solicitation of customers and employees. Dr. Quintás Cardama’s employment agreement provides that, in the event that his employment is terminated by us without “cause” or by him for “good reason,” then subject to the execution and effectiveness of a separation agreement and release, he will be entitled to receive (i) an amount equal to (x) nine months of base salary payable on our normal payroll cycle if such termination is not in connection with a “change in control” or (y) 12 months of base salary if such termination is in connection with a “change in control,” payable on our normal payroll cycle, provided that in either case, if Dr. Quintás Cardama commences new employment, all payments shall cease; and (ii) payment of the monthly employer COBRA premium for the same level of group health coverage as in effect for Dr. Quintás Cardama on the date of termination for up to (x) nine months if such termination is not in connection with a “change in control,” and (y) 12 months if such termination is in connection with a “change in control.” In addition, if within 12 months following a “change in control,” Dr. Quintás Cardama’s employment is terminated by us without “cause” or he resigns for “good reason,” then subject to the execution of the separation agreement and release, all time-based stock options and other time-based stock-based awards held by Dr. Quintás Cardama will accelerate and vest immediately.

Rosemary Harrison

In November of 2021, we entered into an employment agreement with Dr. Harrison when she joined the Company as our Chief Business and Strategy Officer. Dr. Harrison is currently entitled to receive an annual base salary of $400,000 and an annual target bonus equal to 40% of her annual base salary based upon our Board of Directors’ or the compensation committee of the Board of Directors’ assessment of Dr. Harrison’s performance and our performance. This employment agreement also incorporates Dr. Harrison’s Employee Confidentiality and Assignment Agreement, which contains continuing obligations to us including provisions on proprietary information, assignment of inventions, non-competition and non-solicitation of customers and employees. Dr. Harrison’s employment agreement provides that, in the event that her employment is terminated by us without “cause” or by her for “good reason,” then subject to the execution and effectiveness of a separation agreement and release, she will be entitled to receive (i) an amount equal to (x) nine months of base salary payable on our normal payroll cycle if such termination is not in connection with a “change in control” or (y) 12 months of base salary if such termination is in connection with a “change in control,” payable on our normal payroll cycle, provided that in either case, if Dr. Harrison commences new employment, all payments shall cease; and (ii) payment of the monthly employer COBRA premium for the same level of group health coverage as in effect for Dr. Harrison on the date of termination for up to (x) nine months if such termination is not in connection with a “change in control,” and (y) 12 months if such termination is in connection with a “change in control.” In addition, if within the a “change in control period,” Dr. Harrison’s employment is terminated by us without “cause” or she resigns for “good reason,” then subject to the execution of the separation agreement and release, all time-based stock options and other time-based stock-based awards held by Dr. Harrison will accelerate and vest immediately.

Amendments to Employment Agreements

On March 5, 2023, we entered into amendments to the employment agreements (the “Executive Agreements”) with each of Garry Menzel, Alfonso Quintas Cardama, and Rosemary Harrison (the “Executive Amendments”). The Executive Amendments revise the severance terms provided under the Executive Agreements as follows: (i) in connection with a termination of employment by us without Cause or by the named executive officer for Good Reason outside the Change in Control Period (each as defined in the Executive Agreements), the executive is additionally entitled to the executive’s target annual cash bonus, prorated for the number of days elapsed in the year of termination and (ii) in connection with a termination of employment by us without Cause or by the named executive officer for Good Reason within the Change in Control Period, the executive is additionally entitled to the executive’s full target annual cash bonus for the year of termination. In addition, the Executive Amendments provide that the payment of severance upon a termination of employment by us without Cause or by the named executive officer for Good Reason within the Change in Control Period (other than with respect to Dr. Menzel) will be made in a lump sum. Finally, the Executive Amendments provide that the payment of severance in all instances will not cease upon the named executive officer’s commencement of new employment.

Outstanding Equity Awards

The following table sets forth information concerning outstanding option awards held by our named executive officers as of December 31, 2022.

	Option Awards (1)
NAME	Number of securities Underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Garry Menzel	138,031	-	(2)	$0.74	12/7/2027
	433,037	-	(3)	5.88	7/25/2028
	-	305,800	(4)	5.21	12/8/2031
	-	238,008	(5)	0.97	12/14/2032
Alfonso Quintás Cardama	31,582	-	(6)	0.74	10/9/2027
	42,346	-	(2)	0.74	12/7/2027
	90,719	-	(3)	5.88	7/25/2028
	-	114,700	(4)	5.21	12/8/2031
	-	70,649	(5)	0.97	12/14/2032
Rosemary Harrison	-	191,102	(7)	4.04	1/9/2032
	-	76,930	(5)	0.97	12/14/2032

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
5.
Represents stock options granted on December 15, 2022, with a vesting start date of December 15, 2022.
6.
Represents stock options granted on October 10, 2017, with a vesting start date of October 10, 2017.
7.
Represents stock options granted on January 10, 2022, with a vesting start date of January 10, 2022.

The following table sets forth information concerning outstanding restricted stock awards held by our named executive officers as of December 31, 2022.

		Stock Awards
NAME		Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Garry Menzel	(1)	39,681	$39,681
	(2)	41,526	41,526
	(3)			152,900	152,900
Alfonso Quintás Cardama	(1)	11,775	11,775
	(4)	17,447	17,447
	(4)			57,350	57,350
Rosemary Harrison	(1)	12,882	12,882
	(3)			46,597	46,597

1.
Represents restricted stock units granted on December 15, 2022, equal vesting annually over four years, with a vesting start date of December 15, 2022.
2.
Represents restricted stock units granted on November 17, 2022. Dr. Menzel exchanged 899,106 stock options for 262,584 restricted stock units in our tender offer, vesting annually over four years, with a vesting start date of December 1, 2022.
3.
Represents performance-based restricted stock units granted August 7, 2022. Performance measurement dates of December 31, 2022 and March 31, 2023. No shares were awarded as of December 31, 2022.
4.
Represents restricted stock units granted on November 17, 2022. Dr. Quintás Cardama exchanged 384,402 stock options for 112.832 restricted stock units in our tender offer, vesting annually over four years, with a vesting start date of December 1, 2022.

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

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors and received compensation for such service during the year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors in 2022. Dr. Menzel, our President and Chief Executive Officer, did not receive any compensation for his service as a member of our Board of Directors. Dr. Menzel’s compensation for service as an employee for year ended December 31, 2022 is presented in “Executive Compensation—Summary Compensation Table.” We reimburse members of our Board of Directors for reasonable travel and out-of-pocket expenses incurred in connection with attending Board of Directors and committee meetings.

Director Compensation Table — 2022

NAME	Fees earned or paid in cash ($)	Option awards ($)(1)		All other compensation ($)	Total ($)
Andrew Allen	$52,500	$10,920		$-	$63,420
Ansbert Gadicke	-	-		-	-
Neil W. Gibson	57,500	10,920		-	68,420
Priti Hegde	44,000	10,920		-	54,920
Axel Hoos	44,000	10,920		-	54,920
Shawn Tomasello	49,000	10,920	-	-	59,920
Stephen Webster	85,000	10,920		-	95,920
(1)
Represents stock options granted to our non-employee directors in 2022. In accordance with SEC rules, these columns reflect the aggregate grant date fair value of the option awards granted during 2022 computed in accordance with Financial Accounting Standard Board ASC Topic 718 for stock-based compensation transactions.
(2)
The following table provides information regarding the number of shares of common stock underlying stock options granted to our non-employee directors that were outstanding as of December 31, 2022:

NAME	Option Awards Outstanding as of December 31, 2022
Andrew Allen	60,342
Ansbert Gadicke	-
Neil W. Gibson	60,342
Priti Hegde	53,868
Axel Hoos	50,596
Shawn Tomasello	48,268
Stephen Webster	51,482

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

	Member annual fee ($)	Chairman additional annual fee ($)
Board of Directors	$40,000	$30,000
Audit Committee	7,500	15,000
Compensation Committee	5,000	10,000
Nominating and Corporate Governance Committee	4,000	8,000
Finance and Strategy Committee	-	-

In addition, each non-employee director elected or appointed to our Board of Directors that is not affiliated with a 5% holder of our stock will be granted an initial one-time equity award of 33,600 stock options which will vest 25% on the one-year anniversary of the date of grant, with the remainder vesting in 24 equal monthly instalments, subject to continued service through such vesting date(s). In addition, at the end of each year, each non-employee director that is not affiliated with a 5% holder will be granted an equity award of 16,800 stock options, which will vest 25% on the one-year anniversary of the January 1, that immediately follows the grant date, with the remainder vesting in 24 equal monthly installments subject to continued service as a director through such vesting date(s).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2022. As of December 31, 2022, we had two equity compensation plans, our 2018 Plan and our Employee Stock Purchase Plan, which were approved by our Board of Directors and our stockholders.

	Equity Compensation Plans
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	4,800,465	$4.43	3,815,601
Equity compensation plans not approved by stockholders	-		-
Total	4,800,465		3,815,601

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock outstanding as of March 5, 2022 for:

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

The percentage of beneficial ownership in the table below is based on 38,546,345 shares of common stock deemed to be outstanding as of March 5, 2023.

	Common stock beneficially owned
	Shares	Percentage
5% or Greater Stockholders
Entities affiliated with MPM Capital (1)	4,229,134	10.92%
UBS Oncology Impact Fund, L.P. (2)	3,370,982	8.75%
Entities affiliated with Tang Capital Partners L.P. (3)	2,738,947	7.11%

Directors, Named Executive Officers and Other Executive Officers
Garry Menzel (4)	944,406	2.14%
Alfonso Quintás Cardama (5)	355,339	*
Rosemary Harrison (6)	59,718	*
Andrew Allen (7)	30,103	*
Ansbert Gadicke (8)	7,600,116	19.63%
Neil Gibson (9)	30,103	*
Priti Hegde (10)	17,021	*
Axel Hoos (11)	18,792	*
Shawn Tomasello (12)	18,457	*
Stephen Webster (13)	19,456	*
All executive officers and directors as a group (13 persons) (14)		23.43%

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
3.
Based solely on a Schedule 13G/A filed by Tang Capital Partners, LP; Tang Capital Management, LLC, the general partner of Tang Capital Partners; and Kevin Tang, the manager of Tang Capital Management on February 14, 2023, consists of 2,438,947 shares of common stock held by Tang Capital Partners, LP, Tang Capital Management, LLC, and Kevin Tang. The address of Mr. Tang and these entities is 4747 Executive Drive, Suite 210, San Diego, CA 92121.
4.
Consists of (i) options to purchase 678,947 shares of common stock exercisable within 60 days of March 5, 2023, (ii) 132,729 shares of common stock held by Dr. Garry Menzel, as Trustee of the Garry E. Menzel Revocable Trust of 2022 (the Garry E. Menzel Trust), under indenture of trust dated April 5, 2022 and (iii) 132,730 shares of common stock held by Mary E. Henshall, as Trustee of the Mary E. Henshall Revocable Trust of 2022 (the Mary E. Henshall Trust), under indenture of trust dated April 5, 2022 and (iv) 138,871 shares of common stock held by Dr. Menzel directly. Dr. Menzel is the trustee of the Garry E. Menzel Trust and may be deemed to beneficially own these securities. Ms. Henshall is Dr. Menzel’s spouse and Dr. Menzel disclaims beneficial ownership over the shares held by the Mary E. Henshall Trust.
5.
Consists of (i) 109,459 shares of common stock and (ii) options to purchase 245,880 shares of common stock exercisable within 60 days of March 5, 2022.
6.
Consists of options to purchase 59,718 shares of common stock exercisable within 60 days of March 5, 2022.
7.
Consists of options to purchase 30,103 shares of common stock exercisable within 60 days of March 5, 2022.
8.
Consists of all shares of common stock held by entities affiliated with MPM Capital and all shares of common stock held by UBS Oncology Impact Fund, L.P. See notes (1) and (2) above.

9.
Consists of options to purchase 30,103 shares of common stock exercisable within 60 days of March 5, 2022.
10.
Consists of options to purchase 17,021 shares of common stock exercisable within 60 days of March 5, 2022.
11.
Consists of options to purchase 18,792 shares of common stock exercisable within 60 days of March 5, 2022.
12.
Consists of options to purchase 18,457 shares of common stock exercisable within 60 days of March 5, 2022.
13.
Consists of options to purchase 19,456 shares of common stock exercisable within 60 days of March 5, 2022.
14.
Consists of (i) 8,008,473 shares common stock, (ii) options to purchase 1,159,677 shares of common stock exercisable within 60 days of March 5, 2022 and (iii) warrants to purchase 178,269 shares of common stock exercisable within 60 days of March 5, 2022, held by thirteen executive officers and directors, and entities affiliated with such executive officers and directors, as described in notes (4) through (13) above.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions or series of transactions since January 1, 2022 to which we were or will be a party, in which:

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

Manufacturing Agreement

During November 2020, we entered into a manufacturing partnership with ElevateBio, LLC. Dr. Ansbert Gadicke is a member of the Board of Directors at the Company and ElevateBio, LLC. The agreement is to establish a manufacturing partnership with ElevateBio, LLC for production of the Company’s clinical trial products. During the year ended December 31, 2022, we incurred $20.3 million in expenses and have incurred additional costs of $0.1 for equipment owned by us for use by ElevateBio, LLC.

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

Employment Agreements

We have entered into employment agreements with certain of our executive officers. See “Item 11-Executive Compensation—Employment Arrangements and Severance Agreements with our Named Executive Officers.”

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

In March 2023, our Board of Directors undertook a review of the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that all members of our Board of Directors, except Garry Menzel, are independent directors, including for purposes of Nasdaq and SEC rules. In making that determination, our Board of Directors considered the relationships that each director has with us and all other facts and circumstances the Board of Directors deemed relevant in determining independence, including the potential deemed beneficial ownership of our capital stock by each director, including non-employee directors that are affiliated with certain of our major stockholders. There are no family relationships among any of our directors or executive officers.

Audit Committee

As of March 5, 2023, our audit committee consists of Andrew Allen, Neil Gibson and Stephen Webster and is chaired by Stephen Webster. The functions of the audit committee include:

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

The audit committee held four meetings during 2022. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the audit committee charter is available on our website at investors.tcr2.com/corporate-governance/governance-overview. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Compensation Committee

As of March 5, 2023, our compensation committee consists of Andrew Allen, Shawn Tomasello and Neil Gibson, and is chaired by Neil Gibson. The functions of the compensation committee include:

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

The compensation committee held seven meetings during 2022. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the compensation committee charter is available on our website at investors.tcr2.com/corporate-governance/governance-overview. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Nominating and Corporate Governance Committee

As of March 5, 2023, our nominating and corporate governance committee consists of Ansbert Gadicke, Priti Hegde, Axel Hoos, and Shawn Tomasello and is chaired by Ansbert Gadicke. The functions of the nominating and corporate governance committee include:

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

The nominating and corporate committee held three meetings during 2022. The nominating and corporate committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. A copy of the nominating and corporate committee charter is available on our website at investors.tcr2.com/corporate-governance/governance-overview. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report, and you should not consider it a part of this Annual Report.

Finance and Strategy Committee

Our finance and strategy committee consists of Ansbert Gadicke, Andrew Allen and Stephen Webster and is chaired by Ansbert Gadicke. The purpose of the finance and strategy committee is to consider and make recommendations to our Board of Directors regarding issues impacting our financial structure and strategic direction, including, but not limited to, our capital structure, business development activities and financing strategy, as well as the overall scope and focus of our business and operations. The finance and strategy committee held one meeting during 2022.

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

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.

The Audit Committee has selected KPMG LLP as our independent registered public accounting firm for the years ended December 31, 2022 and 2021. In addition to retaining KPMG LLP to audit our consolidated financial statements for the years ended December 31, 2022 and 2021, we may engage the firm from time to time during the year to perform other services.

The following table sets forth the aggregate fees billed by KPMG LLP in connection with services rendered during the last two fiscal years.

	For the Years Ended
	2022	2021
Audit fees	640,000	634,000
Audit-related fees	-	-
Tax fees	-	-
Other fees	1,780	1,780
	641,780	635,780

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

In fiscal 2022 and 2021, no services other than those discussed above were provided by KPMG LLP.

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

The Audit Committee annually evaluates the qualifications, performance and independence of the Company’s independent registered public accounting firm. It selected KPMG as the Company’s independent registered public accounting firm for 2022. This selection was subsequently approved by the Board. The Audit Committee has reviewed and discussed with management and with KPMG the Company’s audited consolidated financial statements for the year ended December 31, 2022. In addition, the Audit Committee has discussed with KPMG the matters that independent registered public accounting firms must communicate to audit committees under applicable PCAOB standards.

The Audit Committee has also discussed and confirmed with KPMG its independence from the Company and received all written disclosures and correspondence required by the PCAOB Ethics and Independence requirements. The Audit Committee has evaluated and concluded the non-audit services provided by KPMG to the Company do not impair KPMG’s independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board that the audited consolidated financial statements for the year ended December 31, 2022 and the related footnotes be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3. Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX
Number	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH
2.1	Agreement and Plan of Merger, dated as of March 5, 2023, by and among Registrant, Adaptimmune Therapeutics plc and CM Merger Sub, Inc.	8-K	001-38811	2.1	3/6/2023
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38811	3.1	2/25/2019
3.2	Amended and Restated By-laws of the Registrant	10-Q	001-38811	3.2	5/12/2022
3.3	Amendment No. 1 to Amended and Restated By-Laws of the Registrant	10-K	001-38811	3.3	3/16/2021
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated February 28, 2018	S-1	333-229066	4.1	12/28/2018
4.2	Form of Specimen Common Stock Certificate	S-1	333-229066	4.2	2/1/2019
4.3	Form of Common Stock Warrant	S-1	333-229066	4.3	12/28/2018
4.4	Description of Registrant’s Securities	10-K	001-38811	4.4	03/16/2021
4.5	Form of Voting and Support Agreement, dated as of March 5, 2023, by and among Adaptimmune, Registrant and certain stockholders of Registrant.	8-K	001-38811	10.1	3/6/2023
10.1#	2015 Stock Option and Grant Plan and forms of award agreements thereunder	S-1	333-229066	10.1	12/28/2018
10.2#	2018 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1	333-229066	10.2	2/1/2019
10.3#	Senior Executive Cash Incentive Bonus Plan	S-1	333-229066	10.3	12/28/2018
10.4#	2018 Employee Stock Purchase Plan	S-1	333-229066	10.4	2/1/2019
10.5#	Form of Director Indemnification Agreement	S-1	333-229066	10.5	12/28/2018
10.6#	Form of Officer Indemnification Agreement	S-1	333-229066	10.6	12/28/2018
10.7	Lease Agreement, dated as of June 30, 2017, by and between ARE-MA Region No. 45, LLC and the Registrant	S-1	333-229066	10.7	12/28/2018
10.8#	Form of Amended and Restated Employment Agreement	S-1	333-229066	10.8	12/28/2018
10.9†	License Agreement, dated as of June 21, 2017, by and between Harpoon Therapeutics, Inc. and the Registrant	S-1	333-229066	10.9	12/28/2018
10.10	Royalty Transfer Agreement, dated as of May 26, 2016, by and among the Registrant, MPM Oncology Charitable Foundation, Inc. and the UBS Optimus Foundation	S-1	333-229066	10.13	12/28/2018
10.11	Letter Agreement, dated as of May 26, 2016, by and among the Registrant, MPM Oncology Charitable Foundation, the UBS Optimus Foundation and UBS Oncology Impact Fund L.P.	S-1	333-229066	10.14	12/28/2018
10.12#	Amendment #1 to 2018 Stock Option and Incentive Plan	10-Q	001-38811	10.1	5/13/2019
10.13#	2022 Inducement Plan and forms of award agreements thereunder	10-K	001-38811	10.13	3/22/2022
10.14	Lease Agreement, dated as of March 23, 2021, by and between ARE-Maryland No. 31, LLC and the Registrant	10-Q	001-38811	10.1	5/13/2021
10.15#	Form of Executive Agreement Amendment	8-K	001-38811	10.3	3/6/2023
21.1	Subsidiaries of the Registrant	S-1	333-229066	21.1	2/1/2019
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
EX-104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
#	Indicates a management contract or any compensatory plan, contract or arrangement
†	Confidential treatment has been granted as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
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

TCR[2] THERAPEUTICS INC.

March 23, 2023	By:	/s/ Garry E. Menzel
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

Signature	Title	Date
/s/ Garry E. Menzel
Garry E. Menzel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023
/s/ Eric Sullivan
Eric Sullivan	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	March 23, 2023
/s/ Andrew Allen
Andrew Allen	Director	March 23, 2023
/s/ Ansbert Gadicke
Ansbert Gadicke	Director	March 23, 2023
/s/ Neil Gibson
Neil Gibson	Director	March 23, 2023
/s/ Priti Hegde
Priti Hegde	Director	March 23, 2023
/s/ Axel Hoos
Axel Hoos	Director	March 23, 2023
/s/ Shawn Tomasello
Shawn Tomasello	Director	March 23, 2023
/s/ Stephen Webster
Stephen Webster	Director	March 23, 2023