Form 10-Q
period 2023-03-31
TCR2 THERAPEUTICS INC.
filed 2023-05-11
CIK 1750019

and $

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, there were 39,261,745 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

TCR2 Therapeutics Inc.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in “Item 1A—Risk Factors,” and include, but are not limited to, the following:

•
Failure to complete, or delays in completing, the potential merger with Adaptimmune Therapeutics plc (“Adaptimmune”) announced on March 6, 2023 (the "Merger") could materially and adversely affect our results of operations, business, financial results and/or stock price.
•
Uncertainty with respect to if or when the Merger will be completed.
•
Because the Merger Agreement (as defined below) provides for a fixed exchange ratio for the number of shares of Adaptimmune American Depositary Shares that will be issued for each outstanding share of our common stock, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of TCR2 Therapeutics Inc. ("we," "us" and "our") contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements appear in a number of places in this Quarterly Report on Form 10-Q and include, but are not limited to, statements about:

•
the occurrence of any event, change, or other circumstances that could delay or prevent closing of the transactions contemplated by, or give rise to the termination of that certain Agreement and Plan of Merger, dated as of March 5, 2023 (as amended, the “Merger Agreement”), by and among us, Adaptimmune Therapeutics plc, a public limited company incorporated in England and Wales (“Adaptimmune”), and CM Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Adaptimmune (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Adaptimmune;
•
the timing of preclinical studies and clinical trials of gavo-cel, TC-510 and any other product candidates;
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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including, without limitation, risks, uncertainties and assumptions regarding the continuing impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

Part I

Item 1. Financial Statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$14,446	$32,746
Investments	95,864	116,433
Prepaid expenses and other current assets	8,821	5,155
Assets held for sale	21,360	23,287
Total current assets	140,491	177,621

Property and equipment, net	3,342	6,166
Right-of-use assets, operating leases	5,811	22,510
Restricted cash	1,152	1,152
Other assets, non-current	717	787
Total assets	$151,513	$208,236

Liabilities and stockholders’ equity
Accounts payable	$6,320	$2,793
Accrued expenses and other current liabilities	9,217	10,823
Operating lease liabilities	3,268	21,834
Operating lease liabilities related to assets held for sale	28,668	28,611
Total current liabilities	47,473	64,061

Operating lease liabilities, non-current	2,710	3,316
Total liabilities	50,183	67,377

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2023 and December 31, 2022, respectively.	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 39,244,199 and 39,203,366 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in capital	643,257	642,644
Accumulated other comprehensive income (loss)	(188)	(445)
Accumulated deficit	(541,743)	(501,344)
Total stockholders’ equity	101,330	140,859
Total liabilities and stockholders’ equity	$151,513	$208,236

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$29,265	$22,320
Impairments and restructuring charges	4,041	563
General and administrative	8,201	6,320
Total operating expenses	41,507	29,203
Loss from operations	(41,507)	(29,203)

Interest income, net	1,111	117
Loss before income tax expense	(40,396)	(29,086)

Income tax expense	3	36
Net loss	$(40,399)	$(29,122)

Per share information
Net loss per share of common stock, basic and diluted	$(1.03)	$(0.76)

Weighted average shares outstanding, basic and diluted	39,220,984	38,513,104

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(40,399)	$(29,122)
Unrealized gain (loss) on investments, net	257	(331)
Comprehensive loss	$(40,142)	$(29,453)

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2022	39,203,366	$4	$642,644	$(501,344)	$(445)	$140,859
Vesting of restricted stock units	8,415	-	-	-	-	-
Issuance of common stock related to ESPP	32,418	-	34	-	-	34
Stock-based compensation expense	-	-	579	-	-	579
Unrealized gain on investments	-	-	-	-	257	257
Net loss	-	-	-	(40,399)	-	(40,399)
Balance as of March 31, 2023	39,244,199	$4	$643,257	$(541,743)	$(188)	$101,330

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2021	38,496,484	$4	$631,008	$(349,522)	$(13)	$281,477
Issuance of common stock related to ESPP	49,861	-	115	-	-	115
Stock-based compensation expense	-	-	3,177	-	-	3,177
Unrealized loss on investments	-	-	-	-	(331)	(331)
Net loss	-	-	-	(29,122)	-	(29,122)
Balance as of March 31, 2022	38,546,345	$4	$634,300	$(378,644)	$(344)	$255,316

See accompanying notes to unaudited consolidated financial statements

TCR2 THERAPEUTICS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(40,399)	$(29,122)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	615	706
Impairment and restructuring charges	3,044	(831)
Stock-based compensation expense	579	3,177
(Accretion) / Amortization on investments	(475)	20
Deferred tax liabilities	-	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,630)	(4,400)
Operating leases, net	(2,415)	375
Accounts payable	3,527	1,756
Accrued expenses and other liabilities	(2,856)	(2,836)
Cash used in operating activities	(40,010)	(31,134)

Investing activities
Purchases of equipment	(158)	(1,911)
Software development costs	-	(66)
Sale of equipment	543	-
Purchases of investments	(13,699)	(148,382)
Proceeds from sale or maturity of investments	35,000	32,989
Cash provided by (used in) investing activities	21,686	(117,370)

Financing activities
Proceeds from the exercise of stock options	34	115
Payment of deferred offering costs	(10)	(56)
Cash provided by financing activities	24	59

Net change in cash, cash equivalents, and restricted cash	(18,300)	(148,445)
Cash, cash equivalents, and restricted cash at beginning of year	33,898	223,720
Cash, cash equivalents, and restricted cash at end of period	$15,598	$75,275

Supplemental disclosure and noncash activities
Property and equipment additions in accounts payable and accrued expenses	$-	$1,099
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$28,831
Operating cash flows used in operating leases	$16,965	$3,287
Reduction of right-of-use assets and operating lease liabilities due to an operating lease modification	$3,095	$-

See accompanying notes to unaudited consolidated financial statements

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

1. Organization and Description of Business

TCR2 Therapeutics Inc. (the "Company") is a clinical-stage cell therapy company with a pipeline of novel T cell therapies for cancer patients suffering from solid tumors. The Company was incorporated under the laws of the State of Delaware on May 29, 2015 under the name TCR2, Inc. In November 2016, the Company changed its name to TCR2 Therapeutics Inc. The Company’s principal operations are located in Cambridge, Massachusetts.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Proposed Transaction with Adaptimmune

On March 5, 2023, the Company entered into a definitive agreement with Adaptimmune Therapeutics plc, a public limited company incorporated in England and Wales ("Adaptimmune"), and CM Merger Sub., Inc., a Delaware Corporation and an indirect wholly owned subsidiary of Adaptimmune ("Merger Sub"), pursuant to which, upon the terms and subject to the conditions thereof, the Company will become a wholly-owned indirect subsidary of Adaptimmune (as amended, the “Merger Agreement” and such transaction, the “Merger”). The combined company will create a preeminent cell therapy company focused on treating solid tumors. The combination provides extensive advantages for clinical development and product delivery supported by complementary technology platforms. The lead clinical franchises for the combined company utilize engineered T-cell therapies targeting MAGE A4 and mesothelin. These targets are expressed on a broad range of solid tumors and are supported by compelling early- and late-stage clinical data. The combined company also has a preclinical pipeline of additional target opportunities with development initially focused on PRAME and CD70.

The Merger Agreement was approved by the Company's board of directors (the “Board”), and the Board resolved to recommend approval of the Merger Agreement to its stockholders. The closing of the Merger is subject to approval of its stockholders and the satisfaction of other closing conditions. In connection with the execution of the Merger Agreement, certain of its stockholders and certain shareholders of Adaptimmune entered into voting and support agreements with the Company and Adaptimmune, respectively, pursuant to which they have agreed, among other things, and subject to the terms and conditions of the agreements, to vote their shares in favor of the Merger Agreement and the Merger, in accordance with the recommendation of the respective boards of directors of Adaptimmune and the Company.

Subject to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company's common stock (other than shares of the Company's common stock held as treasury stock, or shares of the Company's common stock owned by Adaptimmune, Merger Sub or any direct or indirect wholly-owned subsidiaries of Adaptimmune), including shares of the Company's common stock underlying our restricted stock units that immediatly vest upon a change of control of the Company, will be converted into the right to receive 1.5117 American Depositary Shares of Adaptimmune (each an “Adaptimmune ADS”) with each Adaptimmune ADS representing six ordinary shares of Adaptimmune. Following the closing of the Merger, Adaptimmune shareholders will own approximately 75% of the combined company and the Company's stockholders will own approximately 25% of the combined company. The Company's special meeting of stockholders to vote on the proposal to adopt the Merger Agreement is scheduled for May 30, 2023.

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

During January 2023, the Company announced a reprioritization of the Company’s clinical and research priorities and a corresponding reduction in workforce and adjustment to the Company’s manufacturing network, designed to reduce costs and reallocate resources while maintaining the personnel needed to support the Company’s key programs and refocused pipeline. The reduction in personnel was substantially completed during January 2023. In addition, the Company took steps to reduce its manufacturing costs by providing ElevateBio with a notice of termination for its manufacturing agreement in January 2023, with the agreement effectively terminating in April 2023, and is seeking to exit its lease related to the Rockville, Maryland manufacturing facility.

The Company has incurred net losses from operations since inception. The Company expects to continue to generate losses for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of March 31, 2023 of $110.3 million will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these unaudited consolidated financial statements.

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying financial information should be read in conjunction with the

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on March 23, 2023 for the year ended December 31, 2022 (the "2022 Form 10-K"). In the opinion of the Company's management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

Financial statement presentation

Certain reclassifications have been made to prior periods to conform with the current period presentation. On the consolidated statement of operations, the Company reclassified amounts for impairments and restructuring charges for the three months ended March 31, 2022 from research and development expenses to a separate financial statement line item within operating expenses to conform to current period presentation of impairments and restructuring charges.

Use of estimates

The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these unaudited consolidated financial statements include, but are not limited to, the measurement of right-of-use assets and lease liabilities and held for sale assets and liabilities, accrued expenses related to research and development activities, the fair value of the royalty transfer agreement obligations, and the fair value of stock-based compensation awards granted under the Company’s equity-based compensation plans. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the unaudited consolidated financial statements, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

As of March 31, 2023, the Company has manufacturing arrangements with vendors for the supply of materials for use in preclinical and clinical studies. If the Company were to experience any disruptions in the vendors' ability or willingness to continue to provide manufacturing services, the Company may experience significant delays in its product development timelines and may incur substantial costs to secure alternative sources of manufacturing.

Fair value of financial instruments

As of March 31, 2023 and December 31, 2022, the Company’s financial instruments consist of money market funds, commercial paper, agency and corporate bonds and asset-backed securities are included in investments. The carrying value of investments is the estimated fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2023 and December 31, 2022, cash equivalents consisted of U.S treasuries, corporate bonds, and government-backed money market funds.

Investments

As of March 31, 2023, all investments were classified as available-for-sale and were carried at their estimated fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) until realized. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments in debt securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in the statement of operations. The Company classifies its available-for-sale marketable securities as current or non-current based on each instrument’s underlying effective maturity date and for which the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Marketable securities with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

Assets not placed in service

Assets not placed in service include the acquisition of laboratory equipment. Such costs are not depreciated until the asset is completed and placed into service. As of March 31, 2023 laboratory equipment with a carrying amount of $0.8 million met the criteria to be presented as assets held for sale. As a result, these assets have been removed from their respective categories on the balance sheet as of March 31, 2023 and have been presented separately within assets held for sale in the current asset section of the balance sheet. See Note 11 for further information.

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

Impairment charges are presented in the statements of operations in a separate line item within operating expenses with other restructuring charges recognized during the respective periods. During the three months ended March 31, 2023, the Company recognized an impairment charge for the write-down of long-lived assets classified as held for sale related to personal property assets of $1.9 million. During the three months ended March 31, 2022, the Company recognized a charge for the impairment of long-lived assets and restructuring expenses related to the wind down of the UK manufacturing operations. See Note 11 for further information.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Restricted cash

Cash accounts that are restricted as to withdrawal or usage are presented as restricted cash in the Company's balance sheets. Restricted cash includes amounts held as a security deposit in the form of a letter of credit for the Company’s leased facilities, which total $1.2 million as of March 31, 2023.

On March 13, 2023, the Federal Deposit Insurance Corporation ("FDIC") stated it had transferred all of the deposits, both insured and uninsured, and substantially all of the assets of Silicon Valley Bank to the Silicon Valley Bridge Bank, N.A., a bridge bank that will be operated by the FDIC. The Company’s restricted cash balances had historically been held as certificates of deposit at Silicon Valley Bank, and those assets were transferred to Silicon Valley Bridge Bank, N.A. as of March 31, 2023.

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

Transaction costs

All expenses related to the proposed transaction with Adaptimmune are expensed as incurred.

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

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

The following potentially dilutive securities, on an as converted basis, have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2023 and 2022, as they would be antidilutive:

	As of March 31,
	2023	2022
Stock options outstanding	3,588,655	5,905,550
Common stock warrants	203,676	203,676
Unvested restricted stock units	1,110,660	66,000
Employee stock purchase plan	4,637	10,169
Total	4,907,628	6,185,395

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

Preferred stock

The Board of Directors or any authorized committee thereof is expressly authorized, to the fullest extent permitted by law, to provide by resolution or resolutions for, out of the unissued shares of Undesignated Preferred Stock, the issuance of the shares of Undesignated Preferred Stock in one or more series of such stock, and by filing a certificate of designations pursuant to applicable law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof. As of March 31, 2023, there are no preferred shares issued.

Reconciliation of cash, cash equivalents and restricted cash as presented in the statements of cash flows

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets to the total of the same such amounts shown in the unaudited consolidated statements of cash flows for the three months ended March 31, 2023 and 2022.

	As of March 31,
	2023	2022
Cash and cash equivalents	$14,446	$74,117
Restricted cash	1,152	1,158
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$15,598	$75,275

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

4. Investments and Fair Value Measurements

As of March 31, 2023, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$96,052	$-	$(188)	$95,864

As of December 31, 2022, investments were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$116,878	$-	$(445)	$116,433

The amortized cost and estimated fair value of marketable securities, by contractual maturity:

	March 31, 2023
	Amortized Cost	Fair Value
Due within one year or less	$96,052	$95,864

	December 31, 2022
	Amortized Cost	Fair Value
Due within one year or less	$116,878	$116,433

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

Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly

Level 3—Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

As of March 31, 2023, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$12,755	$12,755	$12,755	$-	$-
U.S. Treasury securities	96,052	95,864	-	95,864	-
Total	$108,807	$108,619	$12,755	$95,864	$-

As of December 31, 2022, the Company has classified assets measured at fair value on a recurring basis as follows:

			Fair Value Measurement Based on
	Amortized		Quoted Prices in Active Market	Significant Other Observable Inputs	Significant Unobservable Inputs
	Cost	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$30,820	$30,820	$30,820	$-	$-
U.S. Treasury securities	116,878	116,433	-	116,433	-
Total	$147,698	$147,253	$30,820	$116,433	$-

(1) Includes cash sweep accounts, U.S. Treasury money market mutual fund, bank certificates of deposit, U.S. Treasury bills and corporate bonds that have a maturity of three months or less from the original acquisition date.

5. Property and Equipment

Property and equipment, net, consisted of:

	As of
	March 31, 2023	December 31, 2022
Laboratory equipment	$7,229	$10,580
Furniture and fixtures	326	326
Leasehold improvements	476	476
Assets not placed in service	145	887
	8,176	12,269
Less: accumulated depreciation	(4,834)	(6,103)
	$3,342	$6,166

The decrease in property and equipment, net is primarily driven by the reclassification of certain personal property assets not placed in service and laboratory equipment to assets held for sale as of March 31, 2023. See Note 11 for details.

Depreciation expense was $0.5 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of
	March 31, 2023	December 31, 2022
Employee compensation and related benefits	$2,303	$4,858
Professional fees	3,042	533
Contract manufacturing organization fees	804	873
Contract research organization fees	2,425	3,725
Other	643	834
	$9,217	$10,823

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

Royalty transfer agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from the Company equal to one percent of (i) all global net sales of any Company products and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. The Company has elected to account for this liability at fair value with changes recognized in the statements of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty agreement at inception and as of March 31, 2023 and December 31, 2022. The Company currently does not have any net sales or license income and as a result has paid no royalties under this obligation for the three months ended March 31, 2023 and 2022 nor has the Company accrued any liability as of March 31, 2023 or December 31, 2022.

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

In February 2022, the Company executed an agreement that expanded its partnership with ElevateBio by obtaining a second GMP manufacturing suite at ElevateBio BaseCamp in Waltham, Massachusetts through December 2023, and also updated terms in the original agreement including extending the contractual period through December 2023. As a result of this agreement, the Company recorded additional right-of-use assets and operating lease liabilities of approximately $28.8 million to reflect this new agreement during the three months ended March 31, 2022.

During January 2023, the Company notified ElevateBio that it was terminating the agreement. As a result, the Company recognized the impact of this lease modification during the three months ended March 31, 2023, based on the remaining term of the lease agreement. The agreement provides for a three-month notice period and a $10.0 million payment upon termination. The termination payment amount associated with the ElevateBio agreement is included in research and development expenses in the Company's statement of operations for the three months ended March 31, 2023. The termination payment was paid during the three months ended March 31, 2023 and the agreement formally terminated in April 2023.

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

In December 2022, the Company began to actively market the Rockville, Maryland manufacturing facility in an effort to find a third party to assume the lease arrangement with the landlord. As part of this action,

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

the Company also began to seek selling alternatives for construction-in-progress assets and personal property assets at the Rockville, Maryland manufacturing facility through either the prospective third party assuming the lease arrangement or after-market selling channels. As such, the Rockville, Maryland manufacturing facility long-lived assets, which consist of operating lease right-of-use assets, construction-in-progress assets and personal property assets, have been reclassified as held for sale beginning as of December 31, 2022. In addition, operating lease liabilities which directly related to Rockville, Maryland right-of-use assets have also been reclassified as held for sale beginning as of December 31, 2022. The Rockville, Maryland disposal group has thus been removed from those respective balance sheet categories and has been presented separately as assets and liabilities held for sale in the balance sheets, measured at the lower of their carrying amount or fair value less cost to sell as of March 31, 2023 and December 31, 2022. See Note 11 for further information.

Right-of-use assets and lease liabilities:

	March 31, 2023	December 31, 2022
Assets:
Right-of-use assets, operating leases	$5,811	$22,510
Right-of-use assets, operating leases included in assets held for sale	17,463	17,463
	$23,274	$39,973

Liabilities
Operating lease liabilities	$3,268	$21,834
Operating lease liabilities, non-current	2,710	3,316
Operating lease liabilities related to assets held for sale	28,668	28,611
Total lease liabilities	$34,646	$53,761

The components of the lease costs for the three months ended March 31, 2023 and 2022, were as follows:

	March 31, 2023	March 31, 2022
Operating lease costs	$14,300	$3,432
Short-term lease costs	128	209
Variable lease costs	1,217	1,060
Total lease costs	$15,645	$4,701

Weighted average remaining lease term and discount rate as of March 31, 2023 were as follows:

March 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	1.9
Weighted-average discount rate:
Operating leases	12.8%

The following table presents future minimum lease payments under operating leases as of March 31, 2023:

March 31, 2023
2023	$3,066
2024	2,538
2025	1,054
Total minimum payments required	6,658
Less amounts representing imputed interest	(680)
Present value of lease liabilities	$5,978

The table above does not include future minimum lease payments for the Rockville, Maryland facility due to its reclassification as held for sale as of March 31, 2023 and December 31, 2022. The operating lease liabilities for the Rockville, Maryland facility have been presented separately on the balance sheet as

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

operating lease liabilities related to assets held for sale, and the liabilities are expected to be transferred to a third party assuming the lease arrangement within a year.

9. Stock-based Compensation

2018 Stock Option and Incentive Plan

In February 2019, the Company’s Board of Directors and stockholders approved the 2018 Stock Option and Incentive Plan (the 2018 Plan), which replaced the 2015 Stock Option and Grant Plan (the 2015 Plan). The shares under the 2015 Plan which were not issued were rolled into the 2018 Plan. The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and other stock-based awards. The Company’s officers, employees, directors, and other key persons (including consultants) are eligible to receive awards under the 2018 Plan. The maximum number of authorized shares to be issued under the 2018 Plan is 9,208,022 shares of common stock. The number of shares of common stock reserved for issuance under the 2018 Plan shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Company's Board of Directors. The amount, terms of grants, and exercisability provisions are determined and set by the Compensation Committee of the Company’s Board of Directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Board of Directors.

As of March 31, 2023, there were 4,985,107 shares of common stock available for future issuance under the 2018 Plan. Generally, options vest over a four-year period and RSUs vest over a two- or three-year period.

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

As of March 31, 2023, there were 923,600 shares of common stock available for future issuance under the Inducement Plan. Generally, options vest over a four-year period. No RSUs have been issued from the Inducement Plan.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Research and development	$194	$1,455
General and administrative	385	1,722
	$579	$3,177

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Stock options

During the three months ended March 31, 2022, there were 313,302 grants of stock options, 597,104 options forfeited, and 0 options exercised.

The following table summarizes the activity related to stock option grants to employees and non-employees for the three months ended March 31, 2023:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Balance as of December 31, 2022	3,895,296	$4.43	8.3
Granted	6,000	$1.50
Exercised	-	$-
Forfeited	(320,658)	$3.38
Balance as of March 31, 2023	3,580,638	$4.52	7.8

Exercisable as of March 31, 2023	1,442,220	$6.21	5.8
Vested and expected to vest as of March 31, 2023	3,580,638	$4.52

As of March 31, 2023, there was $4.3 million in unrecognized compensation cost that is expected to be recognized over an estimated weighted-average amortization period of 2.4 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options for the three months ended March 31, 2023 and 2022 was determined using the methods and assumptions discussed below:

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

The grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.6%	1.8%
Expected term (in years)	6.1	6.1
Expected volatility	74.5%	69.6%
Annual dividend yield	0%	0%
Fair value of common stock	$1.02	$2.32

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

Restricted stock units

During the three months ended March 31, 2022, the Company granted no RSUs to employees.

	Restricted Stock Units	Weighted Average Price Per Share
Balance as of December 31, 2022	1,470,889	$2.22
Granted	-	$-
Vested	(8,415)	$3.15
Forfeited	(351,814)	$2.77
Balance as of March 31, 2023	1,110,660	$2.04

During the quarter ended September 30, 2022, the Company granted 373,255 performance-based RSUs (PRSUs). Performance was based upon attaining specified operational metrics. The performance criteria was measured at December 31, 2022 and March 31, 2023. The PRSUs also have service-based vesting criteria for two years after the measurement date. The performance criteria was not met, no share-based compensation has been recognized and no shares have been issued.

As of March 31, 2023, there was $1.4 million of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.4 years.

Warrants

As of March 31, 2023 and December 31, 2022, there were 203,676 warrants outstanding. During the three months ended March 31, 2023 and 2022, the Company granted no warrants, there were no forfeitures, or exercises.

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

During the three months ended March 31, 2023 and 2022, there were 32,418 shares and 49,861 shares issued under the 2018 ESPP, respectively.

10. Related-party transactions

Manufacturing agreement

During November 2020, the Company entered into a manufacturing partnership with ElevateBio, which was amended in February 2022. Dr. Ansbert Gadicke is a member of the board of directors at the Company and ElevateBio. The agreement is to establish a manufacturing partnership with ElevateBio for production of the Company’s clinical trial products. During the three months ended March 31, 2023, the Company has incurred $13.5 million in expenses related to its agreement with ElevateBio. During the three months ended March 31, 2022, the Company incurred $1.7 million in expenses and incurred additional costs of $0.1 million for equipment owned by the Company for use by ElevateBio.

During January 2023, the Company notified ElevateBio that it was terminating the agreement. The agreement provides for a three-month notice period and a $10.0 million payment upon termination. As a

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

result, the Company recognized the impact of this lease modification during the three months ended March 31, 2023, based on the remaining term of the lease agreement. The termination payment amount associated with the ElevateBio agreement is included in research and development expenses in the Company's statement of operations for the three months ended March 31, 2023. The termination payment was paid during the three months ended March 31, 2023 and the agreement formally terminated in April 2023.

11. Impairments and Restructuring Charges

In December 2022, the Company began to actively market the Rockville, Maryland manufacturing facility in an effort to find a third party to assume the lease arrangement with the landlord. As part of this action, the Company also began to seek selling alternatives for construction-in-progress assets and personal property assets at the Rockville, Maryland manufacturing facility through either the prospective third party assuming the lease arrangement or after-market selling channels. These actions were commenced in order to gain capital efficiencies in the manufacturing activities currently supporting the Company’s clinical timelines. As such, Rockville, Maryland manufacturing facility long-lived assets, which consist of operating lease right-of-use assets, construction-in-progress assets and personal property assets, have been reclassified as held for sale as of March 31, 2023 and December 31, 2022. The Company expects all sales related to the Rockville, Maryland assets held for sale to be completed within a year. In addition, operating lease liabilities which directly relate to Rockville, Maryland right-of-use assets have also been reclassified as held for sale as of March 31, 2023 and December 31, 2022.

During the three months ended March 31, 2023, the Company recognized an impairment charge for the write-down of long-lived assets classified as held for sale related to personal property assets of $1.9 million, as outlined below.

During December 2021, the Company decided to wind down its operations in the United Kingdom and consolidated manufacturing operations in the United States. The Company completed the restructuring during the second quarter of 2022. Restructuring charges related to this action were recognized in the three months ended March 31, 2022 of $0.5 million.

Restructuring expenses

In January 2023, the Company announced a reprioritization of the Company’s clinical and research priorities and a corresponding reduction in workforce and adjustment to the Company’s manufacturing network, designed to reduce costs and reallocate resources while maintaining the personnel needed to support the Company’s key programs and refocused pipeline (the “Restructuring”). The Restructuring reduced the Company’s workforce by approximately 40%, with the reductions in personnel substantially completed at the end of January 2023.

In December 2021, the Company elected to cease manufacturing operations at its Catapult facility. During the three months ended March 31, 2022, the Company incurred the following expenses associated with the restructuring which are included in impairment and restructuring charges financial statement line item in the Statement of Operations.

	Restructuring Expenses
	Severance and Related Costs	Lease and Other costs	Total
For the three months ended March 31, 2023	$2,155	$-	$2,155
For the three months ended March 31, 2022	$306	$257	$563

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

	Accrued Expenses
	Severance and Related Costs	Lease and Other costs	Total
Balance as of December 31, 2022	$-	$-	$-
Expenses	2,155	-	2,155
Cash payments	(1,254)	-	(1,254)
Balance as of March 31, 2023	$901	$-	$901

	Severance and Related Costs	Lease and Other costs	Total
Balance as of December 31, 2021	$184	$2,217	$2,401
Expenses	306	315	621
Adjustment of expenses	-	(58)	(58)
Cash payments	(490)	(904)	(1,394)
Balance as of March 31, 2022	$-	$1,570	$1,570

Impairment charges on assets held for sale

A long-lived asset or disposal group classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. The Company recognizes an impairment loss for any initial or subsequent write-down of the assets held for sale to fair value less cost to sell.

In December 2022, the Company reclassified long-lived assets at the Rockville, Maryland manufacturing facility, which consist of operating lease right-of-use assets, construction-in-progress assets, and personal property assets, as held for sale as of December 31, 2022. The Company will continue to evaluate the assets classified as held for sale, and will remeasure them at the lower of their carrying value or fair value less cost to sell each reporting period until the sales occur.

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

Laboratory equipment and assets not placed in service

During the three months ended March 31, 2023, the Company determined that certain laboratory equipment in the assets not placed in service category would be actively marketed and was therefore moved to the assets held for sale financial statement line item. In addition, the Company began to actively market other laboratory equipment which had been part of the ElevateBio manufacturing operation, and therefore these assets were also reclassified to the assets held for sale financial statement line item. The Company recognized $0.3 million in equipment sales during the three months ended March 31, 2023 related to this laboratory equipment. The Company determined that the laboratory equipment remaining as of March 31, 2023 had an estimated fair value of $0.1 million, with the remaining $1.1 million recognized as impairment expense during the quarter.

An impairment charge was recognized as of March 31, 2023 in order to write-down these assets not placed in service and laboratory equipment long-lived assets and personal property assets to fair value less costs to sell, as follows:

TCR2 Therapeutics Inc.

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, excluding share and per share items or noted otherwise)

	As of March 31, 2023
Asset	Carrying Value	Fair Value Less Costs to Sell	Amounts Realized on Sale	Impairment Amount
Assets not placed in service	$799	$-	$-	$799
Laboratory equipment	1,490	145	258	1,087
Total impairment charge				$1,886

Assets held for sale

As of March 31, 2023 and December 31, 2022, the following assets and liabilities related to the Rockville, Maryland manufacturing facility were classified as held for sale at their fair value less cost to sell and are presented as held for sale in the Company’s consolidated balance sheet as of March 31, 2023 and December 31, 2022:

Assets	Balance as of December 31, 2022	Additions to Assets Held for Sale	Assets Sold	Balance as of March 31, 2023
Right-of-use assets, operating leases included in assets held for sale	$17,463	$-	$-	$17,463
Personal property	5,824	561	2,488	3,897
Total	$23,287			$21,360

Liabilities
Operating lease liabilities related to assets held for sale	$28,611			$28,668

No additional impairment expense was recognized during the three months ended March 31, 2023 related to previously identified Rockville, Maryland facility assets held for sale. During the three months ended March 31, 2023, the Company recognized sales of approximately $2.2 million related to personal property assets previously identified and held for sale at the Rockville, Maryland facility, of which approximately $0.6 million was collected in cash during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report’) filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in Item 1A, “Risk Factors” and elsewhere in our Annual Report and this Quarterly Report.

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

Proposed Transaction with Adaptimmune

On March 5, 2023, we entered into a definitive agreement with Adaptimmune Therapeutics plc, a public limited company incorporated in England and Wales (“Adaptimmune”), and CM Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Adaptimmune (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions thereof, we will become a wholly-owned indirect subsidiary of Adaptimmune (as amended, the "Merger Agreement" and such transaction, the "Merger"). The combined company will create a preeminent cell therapy company focused on treating solid tumors. The combination provides extensive advantages for clinical development and product delivery supported by complementary technology platforms. The lead clinical franchises for the combined company utilize engineered T-cell therapies targeting MAGE A4 and mesothelin. These targets are expressed on a broad range of solid tumors and are supported by compelling early- and late-stage clinical data. The combined company also has a preclinical pipeline of additional target opportunities with development initially focused on PRAME and CD70.

The Merger Agreement was approved by our board of directors (the “Board”), and the Board resolved to recommend approval of the Merger Agreement to our stockholders. In connection with the execution of the Merger Agreement, certain of our stockholders and certain shareholders of Adaptimmune entered into voting and support agreements with us and Adaptimmune, respectively, pursuant to which they have agreed, among other things, and subject to the terms and conditions of the agreements, to vote their shares in favor of the Merger Agreement and the Merger, in accordance with the recommendation of the respective boards of directors of Adaptimmune and the Company.

Subject to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of our common stock (other than shares of our common stock held as treasury stock, or shares of our common stock owned by Adaptimmune, Merger Sub, or any direct or indirect wholly-owned subsidiaries of Adaptimmune), including shares of our common stock underlying our restricted stock units that immediately vest upon a change of control of us, will be converted into the right to receive 1.5117 American Depositary Shares of Adaptimmune (each an “Adaptimmune ADS”) with each Adaptimmune ADS representing six ordinary shares of Adaptimmune. Following the closing of the Merger, Adaptimmune shareholders will own approximately 75% of the combined company and our stockholders will own approximately 25% of the combined company.

Subject to approval by our stockholders and the shareholders of Adaptimmune and satisfaction or waiver of other closing conditions, the transaction is expected to close in the second quarter of 2023. Our special meeting of stockholders to vote on teh proposal to adopt the Merger Agreement is scheduled for 8 a.m. Eastern Time on May 30, 2023. You can find more information about our stockholder meeting in our Definitive Proxy Statement filed with the SEC on April 20, 2023.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. As of March 31, 2023, we had an accumulated deficit of $541.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Impairment and Restructuring Expenses

Impairment and restructuring expenses consist of the write down of certain personal property assets classified as held for sale as well as certain restructuring charges recognized during the periods.

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

Three Month Consolidated Statements of Operations

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses
Research and development	$29,265	$22,320	$6,945
Impairments and restructuring charges	4,041	563	3,478
General and administrative	8,201	6,320	1,881
Total operating expenses	41,507	29,203	12,304
Loss from operations	(41,507)	(29,203)	(12,304)

Interest income, net	1,111	117	994
Loss before income taxes	$(40,396)	$(29,086)	$(11,310)

Research and Development Expenses

Research and development expenses were $29.3 million for the three months ended March 31, 2023 compared to $22.3 million for the three months ended March 31, 2022, an increase of $7.0 million. The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended March 31,
	2023	2022	Change
Clinical program expenses	$18,685	$6,841	$11,844
Platform development expenses	424	1,212	(788)
Personnel expenses	5,307	9,728	(4,421)
Allocated facility expenses	4,084	3,516	568
Other expenses	765	1,023	(258)
	$29,265	$22,320	$6,945

During the three months ended March 31, 2023, we incurred a $10.0 million termination fee for the ElevateBio agreement. The termination fee is included in the clinical program expenses category of research and development expenses, based on the nature of the ElevateBio agreement. Excluding the ElevateBio termination fee, clinical program expenses for the three months ended March 31, 2023 increased by $1.8 million and platform development expenses decreased by $0.8 million as our programs are advancing in clinical development as compared to the three months ended March 31, 2022. Personnel costs decreased by $4.4 million due to a reduction in personnel for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 as we refocused our development efforts on our clinical and near-clinical stage assets.

Impairment and Restructuring Expenses

During the three months ended March 31, 2023, we recognized an impairment charge of $1.9 million for expenses related to laboratory equipment and other long-lived assets that have been classified as held for sale and were written down to their fair value less cost to sell. In addition, we recognized $2.1 million for severance and related costs during the three months ended March 31, 2023 as a result of a reduction in workforce that was executed in January 2023 to support the Company’s reprioritization of clinical and research priorities.

During the three months ended March 31, 2022, we incurred other restructuring charges of $0.5 million related to the wind down of UK operations.

General and Administrative Expenses

General and administrative expenses were $8.2 million for the three months ended March 31, 2023, compared to $6.3 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, we incurred transaction costs of $3.6 million in professional fees related to the proposed Adaptimmune transaction. Transactions costs are expensed as incurred. Personnel costs decreased by $1.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as a result of the reduction in personnel experienced in January 2023. Other costs decreased by $0.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Interest Income, net

Interest income, net, increased by $1.0 million due to increased interest rates on our investments for the three months ending March 31, 2023 over the three months ended ending March 31, 2022.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from operations and have funded our operations with proceeds from the sale of our stock. During 2021, we raised $131.3 million from the sale of stock. Since our inception, we have received gross proceeds of $541.7 million from the sale of our stock. As of March 31, 2023, we had cash, cash equivalents, and investments of $110.3 million.

Funding Requirements

During January 2023, the Company announced a reprioritization of the Company’s clinical and research priorities and a corresponding reduction in workforce and adjustment to the Company’s manufacturing network, designed to reduce costs and reallocate resources while maintaining the personnel needed to support the Company’s key programs and refocused pipeline. The reduction in personnel was substantially completed during January 2023. In addition, the Company took steps to reduce its manufacturing costs by providing ElevateBio with a notice of termination for its manufacturing agreement in January 2023, with the agreement effectively terminating in April 2023, and is seeking to exit its lease related to the Rockville, Maryland manufacturing facility.

In addition, our expenses may increase over time as we:

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

As of March 31, 2023, we had cash, cash equivalents and investments of $110.3 million. We believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements at least into early 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

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

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Operating activities	$(40,010)	$(31,134)
Investing activities	21,686	(117,370)
Financing activities	24	59

Operating Activities

During the three months ended March 31, 2023, we used $40.0 million of cash in operating activities, resulting primarily from our net loss of $40.4 million partially offset by non-cash charges of $3.8 million, which primarily related to depreciation and amortization, impairment and restructuring charges and stock-based compensation. Cash used by operating assets and liabilities was $3.4 million for the three months ended March 31, 2023 due to $2.4 million used by operating lease accounts, $1.6 million used by prepaid expenses and other current assets, $2.9 million used by accrued expenses and other liabilities offset by $3.5 million provided by accounts payable.

During the three months ended March 31, 2022, we used $31.1 million of cash in operating activities, resulting primarily from our net loss of $29.1 million and net outflows of $5.1 million from the change in operating assets and liabilities, partially offset by non-cash charges of $3.9 million, which primarily related to depreciation and amortization and stock-based compensation. The net outflow resulting from the change in operating assets and liabilities was primarily attributable to the timing of payments of prepaid assets as well decreased compensation accruals, which are generally paid in the fourth quarter of the current year and first quarter of the subsequent year.

Investing Activities

During the three months ended March 31, 2023, cash provided by investing activities was $21.7 million, consisting primarily of proceeds from investments offset by purchases of investments of $21.4 million, $0.5 million proceeds from the sale of assets and offset by purchases of property and equipment of $0.2 million.

During the three months ended March 31, 2022, cash used in investing activities was $117.4 million, consisting primarily of purchases of investments net of proceeds of $115.3 million and purchases of property and equipment and capitalized software development costs of $2.0 million.

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

Royalty Transfer Agreement

In connection with the sale of Series A redeemable convertible preferred stock, certain investors are entitled to receive, in the aggregate, a royalty from us equal to one percent of (i) all global net sales of any of our products, if approved, and (ii) any license income on intellectual property that was in existence at the time of the Series A preferred stock financing. We have elected to account for this liability at fair value with changes recognized in the statement of operations. Given the early-stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, we ascribed no value to the royalty agreement at inception and as of March 31, 2023 and December 31, 2022. We continue to evaluate our scientific progress to assess our obligations under this agreement. There is substantial judgment involved in our assessment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as principal financial officer and principal accounting officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter which ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Merger Action

In connection with the Agreement and Plan of Merger (the “Merger Agreement”) with Adaptimmune, and CM Merger Sub, Inc., a Delaware corporation (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the merger as a wholly-owned direct subsidiary of CM Intermediate Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of Adaptimmune (“CM Intermediate”), one complaint has been filed by a purported Company stockholder as an individual action in the United States District Court for the Southern District of New York, captioned Scott v. TCR2 Therapeutics, Inc. et al., 23-cv-3763 (filed May 4, 2023). A second individual action was filed by a different purported TCR2 stockholder on May 8, 2023, in the United States District Court for the District of Delaware, captioned Thompson v. TCR2 Therapeutics Inc., et. al., 1:23-cv-00503. The foregoing complaints are referred to as the “Merger Actions.”

The Merger Action alleges that the Schedule 14A Definitive Proxy Statement filed the SEC on April 20, 2023, misrepresents and/or omits certain purportedly material information relating to the Company and Adaptimmune’s financial projections and the analyses performed by the financial advisor to the Company's Board of Directors in connection with the Merger. The Merger Actions assert violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder against all defendants (the Company and its Board of Directors) and violations of Section 20(a) of the Exchange Act against the Company’s Board of Directors. The Merger Action seek, among other things, an injunction enjoining the consummation of the Merger, costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees, and other relief the court may deem just and proper.

The Company believes that the Merger Action is without merit, and the Company and the individual defendants intend to vigorously defend against the Merger Action and any subsequently filed similar actions. If additional similar complaints are filed, absent new or significantly different allegations, the Company will not necessarily disclose such additional filings.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023.

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

Risks Related to Our Proposed Transaction with Adaptimmune

Failure to complete, or delays in completing, the Merger with Adaptimmune announced on March 6, 2023 could materially and adversely affect our results of operations, business, financial results and/or stock price.

On March 5, 2023, we entered into a definitive agreement with Adaptimmune and Merger Sub, pursuant to which, upon the terms and subject to the conditions thereof, we will become a wholly-owned indirect subsidiary of Adaptimmune. Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the closing of the transaction. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed Merger as currently contemplated under the Merger Agreement or at all.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our current and any planned future business plans, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to our future could adversely affect our business and our relationship with customers, collaborators, suppliers, vendors, regulators and other business partners. For example, vendors and other counterparties may defer decisions about working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in closing of the transaction or termination of the Merger Agreement.

Risks related to the failure of the proposed Merger to be consummated include, but are not limited to, the following:

•
we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining our financial and proprietary resources with those of Adaptimmune, which could have a negative effect on our stock price;
•
under certain specified circumstances, we may be required to pay a termination fee to Adaptimmune equal to $2.4 million;
•
we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;
•
the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
•
the attention of our management and employees may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;
•
we could be subject to litigation related to any failure to complete the Merger;
•
the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following closing of the Merger; and
•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

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

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our current and any planned future business plans, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the closing of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators and other collaboration partners. For example, suppliers and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in the closing of the transaction or termination of the Merger Agreement.

Until the Merger closes, the Merger Agreement restricts Adaptimmune and us from taking specified actions without the consent of the other party, and, in regards to us, requires us to operate in the ordinary course of business consistent with past practice in all material respects. These restrictions may prevent Adaptimmune and us from making appropriate changes to our respective businesses or pursuing attractive business opportunities that may arise prior to the closing of the Merger.

Because the Merger Agreement provides for a fixed exchange ratio for the number of shares of Adaptimmune ADSs that will be issued for each issued and outstanding share of our common stock, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.

The Merger Agreement provides for a fixed exchange ratio for the number of shares of Adaptimmune ADSs that will be issued for each issued and outstanding share of our common stock in the Merger (other than shares of our common stock held by us as treasury stock, or shares of our common stock owned by Adaptimmune, Merger Sub or any direct or indirect wholly-owned subsidiaries of Adaptimmune), including shares of our common stock underlying our restricted stock units that immediately vest upon a change of control of the Company. If the public trading value of shares of Adaptimmune ADSs declines over the period of time required to satisfy the Merger’s closing conditions, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.

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

We have incurred significant net losses in each period since our inception in May 2015. For the year-to-date period ended March 31, 2023, we incurred a net loss of $40.4 million. As of March 31 2023, we had an accumulated deficit of $541.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

In February 2019, we completed our initial public offering (IPO) raising gross proceeds of approximately $86.3 million, inclusive of the exercise of the underwriters' overallotment option. On July 31, 2020, we completed a stock offering raising gross proceeds of approximately $142.6 million. On January 22, 2021, we completed a stock offering raising gross proceeds of $140.0 million. As of March 31, 2023, we had cash, cash equivalents and short-term investments of approximately $110.3 million. Our existing cash, cash equivalents and short-term investments may not be sufficient to fund all of our efforts that we plan to undertake.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. As of the date of this Quarterly Report, we have less than $0.1 million of unrestricted cash, cash equivalents and investments and we have approximately $1.2 million of restricted cash as certificates of deposits for facility leases held at SVB, and we may not be able to access these funds due to the receivership of SVB. We are not a borrower or party to any such instruments with Signature Bank or any other financial institution currently in receivership, however, if any of our lenders or other counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

As of May 1, 2023, we had 58 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel in the future, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of March 31, 2023, we have a total of 39,203,366 shares of common stock outstanding. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2018 Plan, our 2018 Employee Stock Purchase Plan and our 2022 Inducement Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of May 1, 2023, our executive officers, directors, and 5% stockholders beneficially owned approximately 30% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In February 2019, we raised aggregate net cash proceeds of approximately $77.1 million in our IPO. On July 31, 2020, we completed the sale of 9.2 million shares of stock in at a public offering price of $15.50 per share. We raised net cash proceeds of approximately $133.6 million from the offering. On January 22, 2021, we completed the sale of approximately 4.6 million shares of common stock in at a public offering price of $30.50 per share. We raised net cash proceeds of approximately $131.3 million from the offering. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $110.3 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and short-term investments since December 31, 2022, no assurance can be given that deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities

Not Applicable.

Use of Proceeds from Initial Public Offering

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS

Number	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE	FILED HEREWITH
2.1	Agreement and Plan of Merger, dated as of March 5, 2023, by and among Registrant, Adaptimmune Therapeutics plc and CM Merger Sub, Inc.	8-K	001-38811	2.1	3/6/2023

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 5, 2023 by and among Registrant, Adaptimmune Therapeutics plc and CM Merger Sub, Inc.					X

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38811	3.1	2/25/2019

3.2	Amended and Restated By-laws of the Registrant	10-Q	001-38811	3.2	5/12/2022

4.5	Form of Voting and Support Agreement, dated as of March 5, 2023, by and among Adaptimmune, Registrant and certain stockholders of Registrant.	8-K	001-38811	10.1	3/6/2023

10.15	Form of Executive Agreement Amendment	8-K	001-38811	10.3	3/6/2023

31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) / Rule 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

32.1+	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Date:	May 11, 2023	TCR[2] Therapeutics Inc.

		By:	/s/ Eric Sullivan
Eric Sullivan
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)